Form 10-Q
period 2026-03-31
TCW SPECIALTY LENDING LLC
filed 2026-05-13
CIK 2066811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56817

TCW SPECIALTY LENDING LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-4588344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 19th Floor Boston, MA

02116

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 936-2275

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable

Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of March 31, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2026 was 6,435,400.

TCW SPECIALTY LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

TCW SPECIALTY LENDING LLC

Consolidated Statements of Assets and Liabilities

March 31, 2026

	As of March 31,	As of March 2,
	2026	2026
	(unaudited)	(Inception)
Assets
Cash	$1,000	$1,000
Total Assets	$1,000	$1,000
Members’ Capital
Units (10 units issue and outstanding, respectively)	1,000	1,000
Total Members’ Capital	$1,000	$1,000
Net Asset Value Per Unit (accrual base)	$100.00	$100.00

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

March 31, 2026

For the period from March 2, 2026 (Inception) to March 31, 2026
Increase in Member's Capital Resulting from Capital Activity
Contributions	$—
Total Increase in Member's Capital Resulting from Capital Activity	—
Total Increase in Member's Capital	—
Members’ Capital, beginning of period	$1,000
Members’ Capital, end of period	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

1.
Organization and Basis of Presentation

Organization: TCW Direct Lending VIII Perpetual BDC LLC (the “Company”) was formed as a Delaware limited liability company on April 14, 2025. On August 12, 2025, the Company changed its name from TCW Direct Lending VIII Perpetual BDC LLC to TCW Specialty Lending LLC. From time to time, the Company expects to conduct one or more private offerings of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On March 2, 2026 (“Inception” or “Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Direct Lending VIII LLC (“DL VIII”), an affiliate of the TCW Group, Inc (“TCW”). As of March 31, 2026, no operations have occurred other than the sale of the Units to DL VIII.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification, and, as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

Investment Objective: The Company seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuer that generate current income while preserving capital.

The Company commenced operations during the first quarter of fiscal year 2026, but did not have any investment activity during the period from March 2, 2026 (Inception) to March 31, 2026.

On January 5, 2026 the Company formed a wholly-owned subsidiary, TCW SL Financing LLC, a single member Delaware limited liability company in order to undertake financing activities on behalf of the Company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated statement of operations and consolidated statement of cash flows have not been included as there was no income activity and minimal cash activity during the period from March 2, 2026 (Inception) to March 31, 2026. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statement of assets and liabilities. Actual results could differ from those estimates, and such differences could be material.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs will be recorded as deferred offering costs on the Company's Consolidated Statement of Assets and Liabilities and then subsequently amortized over a 12-month period when operations begin. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering expenses in connection with the offering of the Units through the Closing Period.

Cash: Cash is comprised of cash in a bank account.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

2.
Significant Accounting Policies (Continued)

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2026. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

New Accounting Standards: Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

3.
Agreements and Related Party Transactions

Advisory Agreement: The Company will enter into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with TCW Asset Management Company LLC (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisory Agreement will be effective upon its execution and shall continue in effect until two years from the date thereof, provided it is approved by the vote of a “majority of the outstanding voting securities” of the Company. Thereafter, the Advisory Agreement shall continue in effect from year-to-year, provided its continuance is specifically approved at least annually (i) by vote of a “majority of the outstanding voting securities” of the Company or by vote of the Company's board of directors (the “Board” or the “Board of Directors”), and (ii) by vote of a majority of the Company’s directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”), cast in person at a meeting called for the purpose of voting on such approval. The Company (either by vote of its Board or by vote of a “majority of the outstanding voting securities” of the Company) may, at any time and without payment of any penalty, terminate the Advisory Agreement upon 60 days’ written notice to the Adviser.

The Advisory Agreement shall automatically and immediately terminate in the event of its “assignment.” The Adviser may terminate the Advisory Agreement without payment of any penalty on 60 days’ written notice to the Company. If the Advisory Agreement is terminated according to this paragraph, the Company shall pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

Pursuant to the Advisory Agreement, the Adviser will:

•
determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determine the assets the Company will originate, purchase, retain or sell;
•
close, monitor and administer the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provide the Company such other investment advice, research and related services as the Company may, from time to time, require.

The Company will pay to the Adviser an annual management fee (the “Management Fee”) quarterly in arrears calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average net assets of the Company, with the average determined based on the net assets of the Company as of the end of the three most recently completed calendar months. The Management Fee for any partial month or quarter will be appropriately pro-rated.

For the period from March 2, 2026 (Inception) to March 31, 2026, no Management Fees have been incurred.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

3.
Agreements and Related Party Transactions (Continued)

The Company shall pay to the Adviser an incentive fee (the “Incentive Fee”) quarterly in arrears in two parts as follows:

a)
Incentive Fee based on income:
i.
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns (as defined below) in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6.0% annualized) (the “Hurdle Rate”);
ii.
100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.71% per quarter (6.86% annualized) (the “Catch-up”). The Catch-up is meant to provide the Adviser with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and
iii.
12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.86% annualized). This reflects that once the Hurdle Rate is reached and the Catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are payable to the Adviser.
iv.
“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets in accordance with generally accepted accounting principles in the United States (“GAAP”) at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter.
b)
Incentive Fee based on capital gains: Payable at the end of each calendar year in arrears, 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fees. In no event will the capital gains incentive fee payable pursuant to this Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
c)
A spin-off incentive fee will be payable to the Adviser in respect of the exchanged units (the “Spin-Off Incentive Fee”) on or immediately following the date on which we first issue Units to persons not affiliated with the Adviser (the “Spin-Off Incentive Fee Payment Date”). The Spin-Off Incentive Fee will be calculated as of March 31, 2026 (the “Spin-Off Incentive Fee Calculation Date”) and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value as of the Spin-Off Incentive Fee Calculation Date, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Unitholders and paid as Incentive Fee. The Company will make the Spin-Off Incentive Fee payment in cash as soon as reasonably practicable following the Spin-Off Incentive Fee Payment Date. The Adviser has agreed that promptly following receipt of the Spin-Off Incentive Fee and after payment of any applicable taxes in respect thereof, the Adviser will reinvest an amount equal to the after-tax proceeds of the Spin-Off Incentive Fee in Units of the Company.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

3.
Agreements and Related Party Transactions (Continued)

Administrative Agreement: The Company will enter into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records and otherwise assist with our compliance with BDC and RIC rules, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Unitholders and reports and other materials to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value (“NAV”), oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator, subject to review of our Board of Directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined herein). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to us or any of our Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

3.
Agreements and Related Party Transactions (Continued)

Expenses: Subject to the Company Expenses Limitation (as defined below), the Company and indirectly our Unitholders, shall bear and be responsible for all costs, expenses and liabilities in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for DL VIII and issuance of interests therein; (b) expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners and other similar professionals; provided that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, Exchange Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any preferred units, as well as compensation of investor relations professionals responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

3.
Agreements and Related Party Transactions (Continued)

The Company will not bear more than (a) an amount equal to 10 basis points of the aggregate Commitments to the Company for organizational expenses and offering expenses in connection with the offering of Units and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will the Company carry forward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

4.
Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

If the initial offering is not successful, the organizational and offering costs will be borne by the Adviser or its affiliates. As there has been no formal commitment of external capital as of the date of issuance of these consolidated financial statements, no organizational or offering costs have been recorded by the Company. The total organizational and offering costs incurred by the Adviser through March 31, 2026 were $2,368,634.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

5.
Members' Capital

As of March 31, 2026, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to DL VIII.

Unit Repurchase Program: The Company does not intend to list its Units on a securities exchange, and no public market for the Units is expected to develop. Accordingly, the ability of Unitholders to sell or otherwise transfer their Units is limited.

The Company currently intends to commence a quarterly Unit repurchase program no later than the second quarter of 2027, pursuant to which it may offer to repurchase up to 5% of the Units outstanding as of the end of the prior calendar quarter. Repurchases, if offered, are expected to be conducted through tender offers at a price equal to the NAV per Unit as of the last calendar day of the applicable quarter. Units that have been outstanding for less than one year may be subject to an early repurchase deduction of up to 2% of NAV, which may be waived in limited circumstances and is retained for the benefit of remaining Unitholders. The Company intends to conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the Investment Company Act of 1940.

The Unit repurchase program is subject to the approval and ongoing discretion of the Company’s Board of Directors, which may amend, suspend, or terminate the program at any time. The Company is not obligated to offer repurchases in any quarter, and repurchase offers, if made, will be subject to available liquidity, compliance with applicable law, and other factors determined by the Board of Directors. If repurchase requests exceed the amount offered, Units will be repurchased on a pro rata basis. The Unit repurchase program is not intended to provide a secondary market for the Units.

Repurchases are expected to be funded from available cash, cash flows from operations, or other sources, including asset sales or borrowings. Because a substantial portion of the Company’s investments may be illiquid, the Company may not always have sufficient liquidity to offer or complete Unit repurchases, and repurchases may require the liquidation of investments at times or prices that may be unfavorable.

No deemed distributions and contributions were processed during the period from March 2, 2026 (Inception) to March 31, 2026.

6.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations and changes in members' capital from Company share transactions, consistent with that presented within the accompanying consolidated financial statements to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as members' capital, which consists of cash.

7.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2026, the Company completed the exchange offer with DL VIII (the “Exchange Offer”) and, in connection with the completion of the Exchange Offer, the Company entered into the LLC Agreement, the Advisory Agreement, the Administration Agreement and a licensing agreement, each effective as of April 1, 2026 and substantially in the forms previously filed as exhibits to the Company’s Registration Statement on Form 10, as amended.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

7.
Subsequent Events (Continued)

Pursuant to the Exchange Offer and in accordance with the Offer to Exchange as filed by DL VIII, dated January 14, 2026, as amended and supplemented on February 20, 2026, March 9, 2026, and March 24, 2026, holders of outstanding DL VIII Units were permitted to exchange all or a portion of their DL VIII Units for an equivalent number of our Units. In accordance with the terms of the Exchange Offer, 6,435,400 DL VIII Units were validly tendered and accepted for exchange, representing approximately 50.49% of the outstanding DL VIII Units.

In connection with the completion of the Exchange Offer, DL VIII transferred to the Company a pro rata share of all of the assets, liabilities and related interests held by DL VIII immediately prior to the completion of the Exchange Offer, in proportion to the number of DL VIII Units validly tendered and accepted for exchange, and the Company issued an equivalent number of Units to the tendering holders in exchange for the accepted DL VIII Units. DL VIII Units accepted for exchange in the Exchange Offer were canceled upon settlement.

On April 1, 2026, in connection with the completion of the Exchange Offer, TCW SL Financing LLC, a wholly-owned subsidiary of the Company (the “Borrower”) entered into the credit and security agreement (the “Credit Agreement”), by and among the Borrower, and PNC Bank, National Association, as facility agent and the lenders from time to time parties thereto. The Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $625,000 (the “Credit Facility”), subject to the terms and conditions set forth therein.

The Credit Facility has a term of five years and, in connection with the closing of the Exchange Offer, the Borrower borrowed approximately $262,400 thereunder, representing the pro rata portion of Fund VIII’s existing indebtedness immediately prior to the closing of the Exchange Offer attributable to the Fund VIII Units validly tendered and accepted for exchange. Such amount was distributed to Fund VIII and used to pay down its existing senior secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a fluctuating rate of interest per annum equal to SOFR plus the facility margin of 2.10% per annum. The obligations under the Credit Facility are secured by TCW SL Financing LLC’s assets, including its portfolio investments and cash, and the Credit Agreement contains customary terms and conditions, including customary covenants, borrowing base provisions, events of default and remedies. Under the Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes events of default that are customary for similar credit facilities. Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Specialty Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Specialty Lending LLC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry;
•
an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
our lack of performance history;
•
our future operating results;
•
an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser,” also the “Administrator”);
•
potential illiquidity and lack of a viable trading market for our units (the “Units”);
•
the ability of the Adviser to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by holders of our Units (“Unitholders”) and not by the Adviser;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
defaults by a substantial number of Unitholders or by one or more Unitholders who have made substantial capital commitments;
•
the impact of prepayment on the value of our investments;
•
the allocation of expenses in co-investments;
•
our reliance on the skill and expertise of the Adviser;
•
investments at different levels of a capital structure may expose us to additional risks;
•
conflicts of interest may arise between the Advisers, certain affiliates of the Adviser and certain of our portfolio companies;
•
we may be limited in our ability to engage in certain transactions with affiliates under the Investment Company Act of 1940, as amended (the “1940 Act”);
•
the use of borrowed money to finance a portion of our investments;
•
the speculative and illiquid nature of our investments;
•
operational risks;

•
uncertainty surrounding market and geopolitical risk;
•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;
•
our status as a non-diversified investment company may cause our net asset value to fluctuate;
•
collateral may consist of assets that may not be readily liquidated;
•
our investments may not be diversified;
•
a contraction of available credit could impair our lending and investment activities;
•
interest rate volatility could adversely affect our results, particularly to the extent we use leverage as part of our investment strategy;
•
our reliance upon un-affiliated co-lenders, consultants, service providers and other counterparties;
•
valuation risks;
•
the risks associated with indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles;
•
insolvencies of our portfolio companies;
•
potential lender liability proceedings;
•
additional risks associated with the highly levered portfolio companies in which we may invest;
•
the risks associated with the bridge financings, subordinated or mezzanine financings, unitranche loans, delayed draw facilities which we may make to portfolio companies;
•
loans to middle-market portfolio companies present a greater risk than loans to larger companies;
•
risks associated payment-in-kind (“PIK”) interest and private credit;
•
investments in portfolio companies located outside of the US may present additional risks;
•
we may be subject to risks in connection with the derivative instruments we use;
•
we will pay fees and expenses which will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment;
•
we may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations;
•
we may issue preferred units with separate rights and privileges;
•
compliance with current legal, tax and regulatory framework and changes thereto;
•
the costs associated with being a public entity;
•
our ability to operate as a standalone company after the completion of the Exchange Offer (as defined below);
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a BDC;
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence poses to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Company's Amended Registration Statement on Form 10-12G/A that we filed with the SEC on March 31, 2026 and in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward- looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Overview

We were formed on April 14, 2025 as a limited liability company under the laws of the State of Delaware and operate pursuant to a limited liability company agreement dated August 12, 2025, which we expect to be amended and restated in connection with the closing of the Exchange Offer (as defined below) (as so amended and restated, the “LLC Agreement”). On August 12, 2025, we changed our name from “TCW Direct Lending VIII Perpetual BDC LLC” to “TCW Specialty Lending LLC.” We expect to conduct a private offering of our Units to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the Adviser, which we refer to as the “Initial Closing Date.” TCW Direct Lending VIII LLC (“DL VIII”), the Company and the Adviser submitted their amended and restated application to the SEC for an order exempting DL VIII, the Company and the Adviser from certain provisions of the 1940 Act (the “Split Off Exemptive Relief Application”) to the extent necessary to permit the completion of the Exchange Offer. DL VIII, the Company and the Adviser obtained relief from the SEC (the “Split-Off Exemptive Order”), which will grant the requested exemptions described in the Split-Off Exemptive Relief Application and is necessary for the completion of the Exchange Offer.

On January 14, 2026, we and DL VIII commenced an offer to exchange (the “Exchange Offer”) the outstanding common limited liability units of DL VIII (the “DL VIII Units”) for our Units. The Exchange Offer expired on March 20, 2026.

Prior to or at the time of the completion of the Exchange Offer, and subject to the terms and conditions of the Exchange Offer, DL VIII and the Company have taken, or will take, the steps described below (such steps, the “Other Exchange Steps”) in addition to the filing of a registration statement with the SEC:

•
the Company will elect to be regulated as a BDC under the 1940 Act;
•
the Company will enter into a subscription agreement (the “New Subscription Agreement”) with each tendering unitholder, pursuant to which each tendering unitholder will make a capital commitment to the Company to purchase additional Units in an aggregate amount equal to the pro rata portion of its available capital commitment to DL VIII corresponding to the percentage of DL VIII Units tendered and accepted for exchange relative to all DL VIII Units held by the tendering unitholder as of the date of the Company’s acceptance of its New Subscription Agreement, subject to the terms and conditions described in the New Subscription Agreement;
•
the Company and the Adviser will enter into the Advisory Agreement and the Administration Agreement
•
the Company or its wholly-owned subsidiary will enter into a new credit facility (the “Credit Facility”) and draw down an amount equal to the pro rata portion of DL VIII’s existing indebtedness determined as of the first day of the calendar month following the month in which the conditions to the completion of the Exchange Offer are satisfied or waived attributable to the DL VIII Units that have been validly tendered and accepted for exchange, which amount will be distributed to DL VIII and will be used to pay down DL VIII’s current outstanding senior secured revolving credit facility;
•
DL VIII will transfer to the Company a pro rata share of all of the assets and other liabilities currently held by DL VIII, including each of DL VIII’s portfolio investments, proportionate to the number of DL VIII Units that have been validly tendered and accepted for exchange; and
•
the Company will issue Units to tendering unitholders in exchange for units received by DL VIII and the Units that DL VIII holds in the Company will automatically be canceled for no consideration.

The completion of the Exchange Offer, together with the Other Exchange Steps, is referred to as the “Exchange.” Immediately after the completion of the Exchange, remaining unitholders of DL VIII and Company Unitholders will beneficially own the same percentage of underlying assets and liabilities in the aggregate as beneficially owned by Unitholders immediately prior to the completion of the Exchange. Following the Exchange, the Company will no longer be a subsidiary of DL VIII.

We are an externally managed, management investment company, that intends to file an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

As of March 31, 2026, we were in the development stage and have not commenced investment operations. Since inception, there has been no activity. DL VIII, an affiliate of the TCW Group, Inc. has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. As of March 31, 2026, our efforts have been limited to organizational activities. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering expenses in connection with the offering of the Units through the Closing Period. If the initial offering is not successful, the Company’s adviser or its affiliates will incur such costs. As there has been no formal commitment of external capital as of the date of issuance of these consolidated financial statements, no such costs have been recorded by us.

We commenced operations during the first quarter of fiscal year 2026, but we did not have any investment or cash activity during the period from March 2, 2026 (Inception) to March 31, 2026.

On January 5, 2026 we formed a wholly-owned subsidiary, TCW SL Financing LLC, a single member Delaware limited liability company, in order to undertake financing activities on our behalf.

Revenues

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in North America. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

We will be primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will be mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an investment vehicle. While we will invest primarily in North American companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement. Subject to the Company Expenses Limitation (as defined below), we, and indirectly our Unitholders, bear and are responsible for all costs, expenses, and liabilities in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for DL VIII and issuance of interests therein; (b) expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with, monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners and other similar professionals; provided that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, Exchange Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any preferred units, as well as compensation of investor relations professionals responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, "no action" positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of us or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

Notwithstanding the foregoing, we will not bear more than (a) an amount equal to 10 basis points of the aggregate Commitments to the Company for organizational expenses and offering expenses in connection with the offering of Units and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses ("Company Expenses Limitation"); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, "no-action" positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carry forward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

We are permitted to enter into a credit facility. In connection with borrowings, our lenders may require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, each subscription agreement entered into with each tendering unitholder pursuant to the Exchange Offer contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Members’ Capital during the same period in which an initial capital is made. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. As of March 31, 2026, we have not incurred any organizational costs.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, we are in the development stage and have not commenced investment operations.

We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms.

Our primary use of cash is expected to be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of March 31, 2026, we have not commenced investment activity and there has been no lending or borrowing activity since inception.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Amended Registration Statement on Form 10-12G/A that we filed with the SEC on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

On March 2, 2026, we issued and sold 10 Units at an aggregate purchase price of $1,000 to DL VIII. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

3.2

Certificate of Amendment to Certificate of Formation (incorporated by reference to Exhibit 3.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

3.3

Limited Liability Company Agreement, dated August 12, 2025 (incorporated by reference to Exhibit 3.3 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

3.4

Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.1

Investment Advisory and Management Agreement by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.2

Administration Agreement by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.3 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.3*

Credit and Security Agreement, dated April 1, 2026 by and among TCW SL Financing LLC as Borrower, PNC Bank, National Association as Facility Agent, U.S. Bank, National Association as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator

10.4

License Agreement, by and between TCW Specialty Lending LLC and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.4 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.5	Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.6

Custody Agreement, by and between TCW Specialty Lending LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.7

Subscription Agreement and Investor Questionnaire (Institutional) (incorporated by reference to Exhibit 10.5 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.8

Subscription Agreement and Investor Questionnaire (Individual) (incorporated by reference to Exhibit 10.5 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW SPECIALTY LENDING LLC
Date: May 13, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: May 13, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer