Form 10-Q
period 2026-06-30
TCW SPECIALTY LENDING LLC
filed 2026-08-12
CIK 2066811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56817

TCW SPECIALTY LENDING LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-4588344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA

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

As of June 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2026 was 24,348,493.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW SPECIALTY LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 10.74% (SOFR + 7.00%, 1.75% Floor)	3.2%	$14,850,021	03/28/29	$14,157,518	$13,483,819
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 10.74% (SOFR + 7.00%, 1.75% Floor)	0.2%	890,556	03/28/29	849,027	808,625
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.62% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	1.0%	4,262,384	12/08/30	4,262,384	4,213,793
				4.4%			19,268,929	18,506,237
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 9.73% (SOFR + 6.00%, 1.00% Floor)	14.0%	60,937,303	01/06/31	60,060,626	60,206,055
				14.0%			60,060,626	60,206,055
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 9.89% (SOFR + 6.25%, 2.00% Floor)	6.3%	27,002,153	03/24/31	26,542,122	26,829,340
	Power Acquisition LLC	01/22/25	Term Loan B - 10.66% (SOFR + 7.00%, 1.50% Floor)	4.0%	17,764,811	01/22/30	17,050,862	17,036,454
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.66% (SOFR + 7.00%, 1.50% Floor)	0.3%	1,375,579	01/22/30	1,320,296	1,319,180
				10.6%			44,913,280	45,184,974
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 10.74% (SOFR + 7.00%, 1.75% Floor)	0.9%	3,985,080	06/16/28	4,015,487	4,015,765
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 10.74% (SOFR + 7.00%, 1.75% Floor)	2.3%	9,628,971	06/16/28	9,702,442	9,703,114
				3.2%			13,717,929	13,718,879
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.15% (SOFR + 5.50%, 1.00% Floor)	2.8%	12,027,529	11/07/30	11,863,741	11,943,337
				2.8%			11,863,741	11,943,337
Consumer Durables & Apparel
	Hy Cite Enterprises, LLC	05/21/26	Term Loan - 11.90% (SOFR + 8.00%, 2.00% Floor)	4.2%	18,460,171	04/21/31	18,280,933	18,183,268
				4.2%			18,280,933	18,183,268
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.14% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	4.3%	20,102,005	08/01/28	18,489,911	18,256,641
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.14% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	2.5%	11,816,147	08/01/28	10,868,542	10,731,424
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.66% (SOFR + 5.00%, 2.00% Floor)	2.4%	10,252,443	05/24/28	10,178,755	10,183,752
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.66% (SOFR + 5.00%, 2.00% Floor)	2.2%	9,280,160	05/24/28	9,219,685	9,217,983
				11.4%			48,756,893	48,389,800

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Energy Equipment & Services
	HydroSource Logistics, LLC(8)(9)	04/01/26	5th Amendment Term Loan - 12.74% (SOFR + 8.75%, 2.00% Floor)	2.3%	$10,159,031	12/31/27	$9,897,663	$9,955,851
				2.3%			9,897,663	9,955,851
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.24% (SOFR + 6.50%, 1.75% Floor)	3.9%	16,512,479	05/31/28	16,528,453	16,528,991
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	1.0%	4,087,827	05/04/28	4,087,827	4,087,827
	Signature Brands, LLC	05/05/23	Term Loan - 13.43% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	2.6%	19,314,998	05/04/28	12,714,475	11,125,439
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.43% (SOFR + 6.50%, 1.75% Floor)	0.2%	1,058,118	05/04/28	1,058,118	1,058,118
				7.7%			34,388,873	32,800,375
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.01% (SOFR + 6.25%, 2.00% Floor)	1.0%	4,178,549	09/11/28	4,178,549	4,178,549
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.01% (SOFR + 6.25%, 2.00% Floor)	3.2%	13,537,167	09/11/28	13,658,759	13,537,167
				4.2%			17,837,308	17,715,716
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 10.48% inc PIK (SOFR + 6.75%, 1.75% Floor, 4.00% PIK)	5.8%	27,117,962	10/11/29	25,503,864	24,975,643
				5.8%			25,503,864	24,975,643
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.48% (SOFR + 5.75%, 1.50% Floor)	5.7%	24,794,276	12/31/30	24,587,488	24,546,333
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Revolver - 9.48% (SOFR + 5.75%, 1.50% Floor)	0.2%	1,054,111	12/31/30	1,054,111	1,043,570
	CEC Entertainment, LLC	09/26/25	Term Loan - 9.73% (SOFR + 6.00%, 2.00% Floor)	5.3%	23,225,235	09/26/30	22,654,906	22,482,027
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.82% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	2.2%	9,991,885	02/23/28	9,415,519	9,352,404
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 12.88% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	357,106	02/23/28	337,970	334,251
	Red Robin International, Inc.	04/11/22	Revolver - 11.27% (SOFR + 7.50%, 1.00% Floor)	0.1%	626,149	09/03/27	626,149	625,523
	Red Robin International, Inc.	04/11/22	Term Loan - 11.41% (SOFR + 7.50%, 1.00% Floor)	1.4%	5,816,854	09/03/27	5,780,021	5,811,037
				15.0%			64,456,164	64,195,145
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 12.68% (SOFR + 8.75%, 1.00% Floor)	3.8%	16,135,829	12/31/26	16,135,829	16,135,829
				3.8%			16,135,829	16,135,829

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 10.99% (SOFR + 7.00%, 2.00% Floor)	4.4%	$19,053,447	05/09/27	$18,998,868	$18,979,138
				4.4%			18,998,868	18,979,138
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.16% (SOFR + 5.50%, 1.50% Floor)	6.9%	29,479,811	08/05/30	29,424,233	29,479,811
				6.9%			29,424,233	29,479,811
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.63% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.0%	13,770,339	06/16/28	10,097,627	8,565,151
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 10.99% (SOFR + 7.00%, 1.00% Floor)	1.6%	7,175,834	10/03/26	6,960,565	6,745,284
				3.6%			17,058,192	15,310,435
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 9.98% (SOFR + 6.25%, 2.00% Floor)	6.1%	26,488,916	03/14/30	25,769,181	25,959,137
				6.1%			25,769,181	25,959,137
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	02/29/24	Term Loan B - 13.76% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	3,594,359	12/09/27	—	—
	HOP Energy, LLC(2)(5)	04/27/25	Delayed Draw Term Loan B - 13.76% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.1%	393,198	12/09/27	378,275	387,693
	HOP Energy, LLC(2)(5)	06/17/22	Term Loan - 12.76% inc PIK (SOFR + 9.00%, 2.00% Floor, all PIK)	1.0%	16,756,627	12/09/27	4,975,367	4,462,290
	HOP Energy, LLC(2)(5)	01/14/25	Term Loan C - 13.76% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.6%	2,705,314	12/09/27	2,602,640	2,667,440
	HydroSource Midstream, LLC(9)	04/30/26	Term Loan - 14.93% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	4.2%	18,867,712	04/30/31	18,247,305	18,113,003
	HydroSource Midstream, LLC(9)	04/30/26	Bridge Term Loan - 14.43% (SOFR + 10.50%, 2.50% Floor)	0.3%	1,415,343	04/30/31	1,385,185	1,404,021
	HydroSource Midstream, LLC(9)	04/30/26	Revolver - 14.43% (SOFR + 10.50%, 2.50% Floor)	0.1%	424,603	04/30/31	424,603	408,043
	HydroSource Midstream, LLC(9)	04/30/26	Delayed Draw Term Loan - 14.91% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	0.7%	3,184,522	04/30/31	3,136,754	3,057,141
				7.0%			31,150,129	30,499,631
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.68% (SOFR + 7.00%, 1.00% Floor)	0.2%	955,341	11/29/29	955,341	917,128
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.66% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	2.7%	12,077,162	11/22/29	11,558,197	11,594,076
				2.9%			12,513,538	12,511,204

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	The Vitamin Shoppe, LLC	03/23/26	Term Loan - 9.90% (SOFR + 6.25%, 2.00% Floor)	5.7%	$24,824,665	03/23/31	$24,353,037	$24,328,171
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.14% (SOFR + 6.50%, 2.25% Floor)	5.8%	25,201,478	05/21/30	24,719,807	24,747,851
	Viva 5 Group, LLC	05/21/25	Revolver - 10.14% (SOFR + 6.50%, 2.25% Floor)	0.7%	3,180,029	05/21/30	3,180,029	3,122,788
				12.2%			52,252,873	52,198,810
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.52% (SOFR + 6.88%, 1.50% Floor)	3.6%	15,450,185	12/21/27	15,450,185	15,450,185
				3.6%			15,450,185	15,450,185
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	2.6%	11,012,452	12/10/29	10,987,866	10,990,428
	CF Newco, Inc.	12/09/24	Revolver - 9.67% (SOFR + 6.00%, 1.50% Floor)	0.2%	765,387	12/10/29	765,387	763,856
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 9.92% (SOFR + 6.25%, 1.50% Floor)	1.2%	5,039,632	12/10/29	5,067,830	5,069,870
				4.0%			16,821,083	16,824,154
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.58% (SOFR + 5.75%, 2.00% Floor)	6.9%	29,180,207	10/04/29	29,443,051	29,472,009
	D&D Buyer, LLC	02/18/26	5th Amendment Delayed Draw Term Loan - 9.58% (SOFR + 5.75%, 2.00% Floor)	0.9%	3,936,017	10/04/29	3,926,147	3,936,017
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 10.74% (SOFR + 7.00%, 2.00% Floor)	3.7%	15,803,020	02/01/28	15,828,558	15,812,502
				11.5%			49,197,756	49,220,528
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.12% (SOFR + 7.50%, 2.50% Floor)	2.3%	10,217,965	07/31/30	10,339,738	9,819,464
				2.3%			10,339,738	9,819,464
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.64% (SOFR + 6.00%, 1.50% Floor)	0.1%	219,704	07/19/28	219,704	219,704
	CG Buyer, LLC	07/19/23	Term Loan - 9.64% (SOFR + 6.00%, 1.50% Floor)	2.4%	10,076,433	07/19/28	10,076,433	10,076,433
				2.5%			10,296,137	10,296,137
	Total Debt Investments			156.4%			674,353,945	668,459,743

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(2)(4)	12/08/25	Common Units	1.1%	19,247	$4,808,256	$4,578,230
				1.1%		4,808,256	4,578,230
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/01/32	0.0%	578,601	—	58,329
				0.0%		—	58,329
Energy Equipment & Services
	EagleRock Land LLC(2)(4)(6)(7)(8)(9)	05/15/26	Class A Units	9.7%	1,948,976	13,225,007	41,415,740
				9.7%		13,225,007	41,415,740
Oil, Gas & Consumable Fuels
	HydroSource Holdings, LLC(2)(4)(9)	04/30/26	Warrant, expires 04/30/36	0.1%	94	—	332,244
				0.1%		—	332,244
Trading Companies & Distributors
	Cinelease, LLC(2)(4)	08/07/25	Warrant, expires 07/31/35	0.0%	108,759	741,084	153,481
				0.0%		741,084	153,481
	Total Equity Investments			10.9%		18,774,347	46,538,024
	Total Debt & Equity Investments(3)			167.3%		693,128,292	714,997,767
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.56%, Class X (FGXXX)			3.2%	13,794,157	13,794,157	13,794,157
	Total Cash Equivalents			3.2%	13,794,157	13,794,157	13,794,157
	Total Investments (170.5%)					$706,922,449	$728,791,924
	Net unrealized depreciation on unfunded commitments (-0.1%)						(261,614)
	Liabilities in Excess of Other Assets (-70.2%)						$(300,500,339)
	Net Assets (100.0%)						$428,029,971

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Non-income producing.

(3)
Except for the Level 1 investment, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities was $46,538,024, or 6.1% of the Company’s total assets.

(5)
Loan was on non-accrual status as of June 30, 2026.

(6)
Fair value of the EagleRock Land LLC Class A Units held by the Company is based on the market price of the issuer's stock as of June 30, 2026. Such units are considered to be a Level 1 security within the Fair Value Hierarchy.

(7)
The EagleRock LLC Class A Units are subject to a contractual sale restriction. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(8)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2026, $51,371,591 or 6.8% of the Company’s total assets were represented by “non-qualifying assets.”

(9)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the period ended June 30, 2026 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2026	Interest/Dividend/ Other income
EagleRock Land LLC Class A Units	$—	$13,225,007	$—	$—	$28,190,733	$41,415,740	$—
HydroSource Holdings, LLC Warrant, expires 4/30/2036		17,266,896	(17,266,896)	—	332,244	332,244	—
HydroSource Logistics, LLC 3rd Amendment Term Loan	—	20,139,907	(20,139,907)	—	—	—	1,251,761
HydroSource Logistics, LLC 5th Amendment Term Loan - 12.74%	—	9,897,663	—	—	58,188	9,955,851	369,105
HydroSource Logistics, LLC Revolver	—	1,341,771	(1,341,771)	—	—	—	78,327
HydroSource Logistics, LLC Term Loan	—	12,712,868	(12,712,868)	—	—	—	790,146
HydroSource Midstream, LLC Bridge Term Loan - 14.43%	—	1,385,185	—	—	18,836	1,404,021	47,463
HydroSource Midstream, LLC Delayed Draw Term Loan - 14.91%	—	3,136,754	—	—	(79,613)	3,057,141	63,327
HydroSource Midstream, LLC Revolver - 14.43%	—	424,603	—	—	(16,559)	408,044	11,402
HydroSource Midstream, LLC Term Loan - 14.94%	—	18,247,305	—	—	(134,302)	18,113,003	490,055
Total Non-Controlled Affiliated Investments	$—	$97,777,959	$(51,461,442)	$—	$28,369,527	$74,686,044	$3,101,586

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income, amortization of original issue and market discounts and transfers from DL VIII (as defined in Note 1).
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $98,931,477 and $65,619,615, respectively, for the period ended June 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2026

As of June 30,
2026
(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $646,811)	$640,312
Non-controlled affiliated investments (amortized cost of $46,317)	74,686
Cash and cash equivalents	18,164
Interfund receivable for cash transferred	14,768
Interfund receivable for investments transferred	5,846
Interest income receivable	3,614
Due from adviser	840
Receivable for investment sold	661
Deferred financing costs	2,786
Prepaid and other assets	1,012
Total Assets	$762,689
Liabilities
Term loan (net of $2,786 of deferred financing costs)	$259,565
Revolving credit facilities payable	44,300
Interfund payable for investments transferred	12,003
Interfund payable for cash transferred	5,433
Interest and credit facility expense payable	4,798
Capital gains incentive fee payable	2,205
Net income incentive fee payable	2,053
Management fees payable	1,287
Offering costs payable	1,163
Organizational costs payable	1,087
Administration fees payable	325
Unrealized depreciation on unfunded commitments	262
Other accrued expenses and other liabilities	178
Total Liabilities	334,659
Commitments and Contingencies (Note 5)
Members' Capital
Common Unitholders' Capital (20,589,837 common units issued and outstanding)	411,797
Accumulated underdistributed/(overdistributed) earnings	16,233
Total Members' Capital	428,030
Total Liabilities and Members' Capital	$762,689
Net Asset Value Per Common Unit (Note 10)	$20.79

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

For the three months ended June 30,
2026
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$19,063
Interest income paid-in-kind	1,674
Other fee income	112
Non-controlled affiliated investments:
Interest income	2,634
Interest income paid-in-kind	468
Total investment income	23,951
Expenses
Interest and credit facility expenses	5,135
Capital gains incentive fees	2,205
Net income incentive fees	2,053
Organizational costs	1,290
Management fees	1,287
Offering costs	194
Administrative fees	188
Professional fees	121
Directors’ fees	75
Other expenses	63
Total expenses	12,611
Expenses reimbursed by Adviser	(840)
Net expenses	11,771
Net investment income	12,180
Net realized and unrealized gain (loss) on investments
Net realized loss:
Non-controlled/non-affiliated investments	(3,966)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(6,762)
Non-controlled affiliated investments	28,370
Net realized and unrealized gain (loss) on investments	17,642
Net increase in members' capital from operations	$29,822
Basic and diluted:
Income per Common Unit	$1.45
Weighted average Common Units outstanding	20,589,837

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statement of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	Common Unitholders' Capital	Accumulated Undistributed (Overdistributed) Earnings	Total Members' Capital
Members' Capital at March 2, 2026 (Inception)	$1	$—	$1
Net Increase (Decrease) in Members' Capital Resulting from Operations:
Net investment income	—	12,180	12,180
Net realized loss on investments	—	(3,966)	(3,966)
Net change in unrealized appreciation/(depreciation) on investments	—	21,608	21,608
Distributions to Common Unitholders from:
Distributable earnings	—	(13,589)	(13,589)
Net Increase in Members' Capital Resulting from Capital Activity:
Conversion of DL VIII Units to Common Units Pursuant to Exchange Offer on April 1, 2026	411,797	—	411,797
Capital distributed to DL VIII after completion of Exchange Offer on April 1, 2026	(1)	—	(1)
Total Increase (Decrease) in Members' Capital for the period ended June 30, 2026	411,796	16,233	428,029
Members' Capital at June 30, 2026	$411,797	$16,233	$428,030

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

For the period from Inception to June 30,
2026
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$29,822
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(96,789)
Interest income paid-in-kind	(2,142)
Proceeds from sales and paydowns of investments	65,620
Net realized loss on investments	3,966
Change in net unrealized (appreciation)/depreciation on investments	(21,608)
Amortization of premium and accretion of discount, net	(2,527)
Amortization of deferred financing costs	350
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interfund receivable for investments transferred	(5,846)
(Increase) decrease in interest income receivable	(217)
(Increase) decrease in receivable for investment sold	(661)
(Increase) decrease in prepaid and other assets	(908)
Increase (decrease) in interfund payable for investments transferred	12,003
Increase (decrease) in interfund payable for cash transferred	40
Increase (decrease) in net income incentive fee payable	(18,725)
Increase (decrease) in capital gains incentive fee payable	2,205
Increase (decrease) in management fees payable	(745)
Increase (decrease) in interest and credit facility expense payable	4,792
Increase (decrease) in organizational costs payable	1,087
Increase (decrease) in administration fees payable	188
Increase (decrease) in other accrued expenses and other liabilities	178
Net cash used in operating activities	(29,917)
Cash Flows from Financing Activities
Distributions to Common Unitholders from distributable earnings	(13,589)
Net cash transferred in Exchange Offer	17,370
Proceeds from credit facilities	83,300
Repayment of credit facilities	(39,000)
Net cash provided by financing activities	48,081
Net increase (decrease) in cash and cash equivalents	18,164
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$18,164
Supplemental and non-cash financing activities
Interest expense paid	$—
Interfund receivable for cash transferred	$14,768
Offering costs payable	$(1,163)
Deferred financing costs payable	$(5,393)
Non-cash purchases of investments due to reorganization	$13,225
Non-cash sales of investments due to reorganization	$(13,225)

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except share data)

June 30, 2026

1.
Organization and Basis of Presentation

Organization: TCW Direct Lending VIII Perpetual BDC LLC (the “Company”) was formed as a Delaware limited liability company on April 14, 2025. On August 12, 2025, the Company changed its name from TCW Direct Lending VIII Perpetual BDC LLC to TCW Specialty Lending LLC. From time to time, the Company expects to conduct one or more private offerings of its common limited liability company units (the “Units” or “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On March 2, 2026 (“Inception” or “Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Direct Lending VIII LLC (“DL VIII”), an affiliate of the TCW Group, Inc (“TCW”).

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification, and, as a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

Investment Objective: The Company seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers to generate current income while preserving capital.

The Company commenced operations during the first quarter of fiscal year 2026, but did not have any investment or profit and loss activity during the period from March 2, 2026 (Inception) to March 31, 2026.

On January 5, 2026 the Company formed a wholly-owned subsidiary, TCW SL Financing LLC, a single member Delaware limited liability company in order to undertake financing activities on behalf of the Company. On April 28, 2026 the Company formed a wholly-owned subsidiary, TCW DL HDR MID-SL LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of the Company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

On April 1, 2026, the Company completed the exchange offer with DL VIII (the “Exchange Offer”) and, in connection with the completion of the Exchange Offer, the Company entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Investment Advisory and Management Agreement (the “Advisory Agreement”), the Administration Agreement by and between the Company and TCW Asset Management Company (the “Administration Agreement”) and a licensing agreement, each effective as of April 1, 2026.

Pursuant to the Exchange Offer and in accordance with the Offer to Exchange as filed by DL VIII, dated January 14, 2026, as amended and supplemented on February 20, 2026, March 9, 2026, and March 24, 2026, holders of outstanding units of DL VIII (“DL VIII Units”) were permitted to exchange all or a portion of their DL VIII Units for an equivalent number of the Company's Units. In accordance with the terms of the Exchange Offer, 6,435,400 DL VIII Units were validly tendered and accepted for exchange, representing approximately 50.49% of the outstanding DL VIII Units.

In connection with the completion of the Exchange Offer, DL VIII transferred to the Company a pro rata share of all of the assets, liabilities and related interests held by DL VIII immediately prior to the completion of the Exchange Offer, in proportion to the number of DL VIII Units validly tendered and accepted for exchange, and the Company issued an equivalent number of Common Units to the tendering holders in exchange for the accepted DL VIII Units. DL VIII Units accepted for exchange in the Exchange Offer were canceled upon settlement. The Company has an interfund receivable from DL VIII for cash and investments transferred of $14,748 and $5,846, respectively, and an interfund payable to DL VIII for cash and investments transferred of $5,433 and $12,003 respectively, in connection with cash and investments transferred between the companies during and after the Exchange Offer.

On April 1, 2026, the Company's 6,435,400 outstanding DL VIII Units were converted into 20,589,837 Common Units at a price of $20.00 per unit in connection with the $411,797 of net assets transferred from DL VIII, and the Company distributed the initial seed capital of $1 back to DL VIII.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

1.
Organization and Basis of Presentation (Continued)

Term: The LLC Agreement provides that the Company will continue in existence perpetually unless the Company is dissolved and its affairs wound up in accordance with the Delaware Act or as determined by the Company's board of directors (the “Board” or “Board of Directors”) in accordance with the terms of the LLC Agreement.

On April 1, 2026, the Company commenced its loan origination and investment activities and first issued Units to persons not affiliated with the Adviser (the “Initial Closing Date”). As the only activity prior to April 1, 2026 was the issuance of units to the Advisor, results of operations for the period from Inception Date to June 30, 2026 have not been presented.

Key Person: If prior to the fifth anniversary of the Initial Closing Date, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof, Jim Synborski or David Wang (each of such five persons, a “Key Person” and collectively, the “Key Persons”) fail to be engaged in the investment activities of the Company and the related entities; or (ii) three or more of Suzanne Grosso, Mark Gertzof, Jim Synborski and David Wang fail to be engaged in the investment activities of the Company and the related entities, in each case other than as a result of a Temporary Disability (the occurrence of such event, a “Key Person Event”), and the Adviser does not replace such individual(s) in the manner contemplated herein, then (A) holders of the Company’s Common Units (the “Common Unitholders” or “Unitholders”) will be released from their obligation to fund additional capital contributions with respect to the Common Units and (B) the Company shall not acquire new portfolio investments except as permitted under Section 6.1.4(a) of the LLC Agreement. The restrictions set forth in clauses (A) and (B) above shall be rescinded, upon the vote or written consent of a supermajority in interest of the Common Unitholders. If any Key Person shall fail to be engaged in the investment activities of the Company and the related entities other than as a result of a Temporary Disability (the occurrence of such event, a “Key Person Departure”), the Company shall provide written notice to Common Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure. If the Company fails to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority in interest of the Common Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the person replaced) no later than 90 days after the date that the Adviser informs the Company of its proposed replacement of the Key Person. Such replacement(s) shall end the occurrence of a Key Person Event.

Capital Commitments: On the Inception Date, the Company began accepting subscription agreements from investors for the private sale of its units. As of the date of the Exchange Offer, the Units were converted into Common Units and the Company began accepting subscription agreements from investors for the private sale of its Common Units. As of June 30, 2026, the Company has issued 20,589,837 Common Units for an aggregate offering price of $411,797. Each Common Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”). The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the Common Unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Common Unitholders as unused capital. As of June 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Common Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Common Unit
Common Unitholder	$662,390	$212,990	67.8%	20,589,837

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to (a) such Common Unitholder’s share of all portfolio investments that are repaid to the Company, or otherwise recouped by the Company, and distributed to the Common Unitholder, in whole or in part, reduced by (b) all re-contributions made by such Common Unitholder. This amount, (the “Recallable Amount”) is excluded from the calculation of the accrual based net asset value.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

1.
Organization and Basis of Presentation (Continued)

The Recallable Amount as of June 30, 2026 was $4,912.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

Investments: The Company measures the fair value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers the principal market of its investments to be the market in which the investment trades with the greatest volume and level of activity.

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect TCW’s Private Credit Group (the “Private Credit Group”) to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended June 30, 2026, PIK interest income earned was $2,142 representing 8.9% of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

The Company may enter into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Consolidated Schedule of Investments.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

2.
Significant Accounting Policies (Continued)

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facilities (as defined and described in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the respective credit facility.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company’s Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on the Company’s Consolidated Statement of Operations. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Common Units. Organizational costs are expensed as incurred and since inception, the Company has incurred $1,290 in organizational costs, of which $1,290 was expensed during the three months ended June 30, 2026. During the three months ended June 30, 2026, the Company has incurred $1,163 in offering costs of which $969 are deferred offering costs and are included in prepaid and other assets on the Company's Consolidated Statement of Assets and Liabilities, and $194 have been amortized as an expense for the three months ended June 30, 2026, respectively.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2026. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Common Unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

3.
Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, generally based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the “valuation designee” with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Fair Value Hierarchy: Assets and liabilities are classified by the Company into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect the Company’s determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$668,460	$668,460
Equity	41,416	—	5,122	46,538
Cash equivalents	13,794	—	—	13,794
Total	$55,210	$—	$673,582	$728,792

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended June 30, 2026:

	Debt	Equity	Total
Balance, April 1, 2026	$—	$—	$—
Purchases	98,931	—	98,931
Sales and paydowns of investments	(64,961)	(13,884)	(78,845)
Investments transferred pursuant to Exchange Offer	637,861	23,395	661,256
Amortization of premium and accretion of discount, net	2,527	—	2,527
Net realized loss	(4)	(3,962)	(3,966)
Net change in unrealized appreciation/(depreciation)	(5,894)	(427)	(6,321)
Balance, June 30, 2026	$668,460	$5,122	$673,582
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$(5,894)	$(427)	$(6,321)

The Company did not have any transfers between levels during the three months ended June 30, 2026.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$603,428	Income Method	Discount Rate	9.2% to 32.0%	12.1%	Decrease
Debt	$58,287	Market Method	EBITDA Multiple	5.0x to 7.5x	5.8x	Increase
Debt	$6,745	Income Method	Discount Rate	14.1% to 17.5%	15.8%	Decrease
		Market Method	EBITDA Multiple	3.1x to 4.1x	3.6x	Increase
Equity	$4,637	Market Method	EBITDA Multiple	4.6x to 7.0x	5.1x	Increase
Equity	$153	Market Method	Revenue Multiple	1.2x to 1.4x	1.3x	Increase
Equity	$332	Market Method	EBITDA Multiple	4.5x to 5.5x	5.0x	Increase
		Income Method	Implied Volatlity	45.0% to 55.0%	50.0%	Decrease
		Income Method	Expected Term (in years)	4.5 to 5.5	5	Decrease

* Weighted based on fair value

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

As of June 30, 2026, the Company has one equity investment with a fair value of $41,416 which is subject to a contractual sale restriction. The equity investment is subject to both a standard initial public offering lock-up period of six months which expires on November 9, 2026 (the “Standard Lock-up Period”) as well as a special lock-up period of 18 months which expires on November 13, 2027 (the “Special Lock-up Period”). Between the Standard Lock-up Period and Special Lock-up Period, the Company can initiate a secondary transaction; however, the Company does not have the ability to freely trade the equity investment with no restrictions until the end of the Special Lock-up Period unless consent is obtained from the issuer. In accordance with ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, as the restrictions are specific to a contract that the Company is party to and not to all market participants, the restrictions are not taken into account into the measurement of the equity investment’s fair value.

4.
Agreements and Related Party Transactions

Advisory Agreement: On April 1, 2026, the Company entered into the Advisory Agreement with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement is effective upon its execution and shall continue in effect until two years from the date thereof, provided it is approved by the vote of a “majority of the outstanding voting securities” of the Company. Thereafter, the Advisory Agreement shall continue in effect from year-to-year, provided its continuance is specifically approved at least annually (i) by vote of a “majority of the outstanding voting securities” of the Company or by vote of the Board, and (ii) by vote of a majority of the Company’s directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”), cast in person at a meeting called for the purpose of voting on such approval. The Company (either by vote of its Board or by vote of a “majority of the outstanding voting securities” of the Company) may, at any time and without payment of any penalty, terminate the Advisory Agreement upon 60 days’ written notice to the Adviser.

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

Pursuant to the Advisory Agreement, the Adviser:

•
determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determines the assets the Company will originate, purchase, retain or sell;
•
closes, monitors and administers the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provides the Company such other investment advice, research and related services as the Company may, from time to time, require.

The Company pays to the Adviser an annual management fee (the “Management Fee”) quarterly in arrears calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average net assets of the Company, with the average determined based on the net assets of the Company as of the end of the three most recently completed calendar months. The Management Fee for any partial month or quarter will be appropriately pro-rated.

For the three months ended June 30, 2026, Management Fees incurred were $1,287 and $1,287 remained payable as of June 30, 2026.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

4.
Agreements and Related Party Transactions (Continued)

In addition, the Advisor receives an incentive fee (the “Incentive Fee”) that consists of two parts, as follows:

Incentive Fee Based on Income

The portion of the Incentive Fee based on the Company’s income (the “Net Income Incentive Fee”) is based on Net Investment Income Before Incentive Fees. “Net Investment Income Before Incentive Fees” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets in accordance with GAAP at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter.

We pay the Advisor an Incentive Fee quarterly in arrears with respect to our Net Investment Income Before Incentive Fees in each calendar quarter as follows:

(a)
No incentive fee based on Net Investment Income Before Incentive Fees in any calendar quarter in which our Net Investment Income Before Incentive Fees does not exceed the hurdle rate of 1.5% per quarter (6.0% annualized);
(b)
100% of the dollar amount of our Net Investment Income Before Incentive Fees with respect to that portion of such Net Investment Income Before Incentive Fees, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.86% annualized). We refer to this portion of our Net Investment Income Before Incentive Fees (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Net Investment Income Before Incentive Fees as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and
(c)
12.5% of the dollar amount of our Net Investment Income Before Incentive Fees, if any, that exceed a rate of return of 1.71% (6.86% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Net Investment Income Before Incentive Fees thereafter are payable to the Advisor.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee is based on the Company’s capital gains (the “Capital Gains Incentive Fee”) and is payable at the end of each calendar year in arrears.

The amount payable equals:

(d)
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fees.

The Company includes unrealized gains in the calculation of the Capital Gains Incentive Fee expense and related accrued Capital Gains Incentive Fee. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For the three months ended June 30, 2026, Net Income Incentive Fees incurred were $2,053. As of June 30, 2026, the Company's Net Income Incentive Fee payable to the Advisor was $2,053.

For the three months ended June 30, 2026, Capital Gains Incentive Fees incurred were $2,205. As of June 30, 2026, the Company's Capital Gains Incentive Fee payable to the Advisor was $2,205.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

4.
Agreements and Related Party Transactions (Continued)

Spin-Off Incentive Fee

A spin-off incentive fee was payable to the Adviser in respect of the exchanged units (the “Spin-Off Incentive Fee”) on April 1, 2026, the date on which we first issued Common Units to persons not affiliated with the Adviser (the “Spin-Off Incentive Fee Payment Date”). The Spin-Off Incentive Fee was calculated as of March 31, 2026 (the “Spin-Off Incentive Fee Calculation Date”) and equaled the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value as of the Spin-Off Incentive Fee Calculation Date, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Common Unitholders and paid as Incentive Fee. During the six months ended June 30, 2026, the Company paid to the Adviser the Spin-Off Incentive Fee in the amount of $20,778. The Adviser has agreed that promptly following receipt of the Spin-Off Incentive Fee and after payment of any applicable taxes in respect thereof, the Adviser will reinvest an amount equal to the after-tax proceeds of the Spin-Off Incentive Fee in Common Units of the Company.

Administration Agreement: On April 1, 2026, the Company entered into the Administration Agreement with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator oversees the maintenance of our financial records and otherwise assists with our compliance with BDC and RIC rules, monitors the payment of our expenses, oversees the performance of administrative and professional services rendered to us by others, is responsible for the financial and other records that we are required to maintain, prepares and disseminates reports to our Common Unitholders and reports and other materials to be filed with the SEC or other regulators, assists us in determining and publishing (as necessary or appropriate) our net asset value (“NAV”), oversees the preparation and filing of our tax returns, generally oversees the payment of our expenses and provides such other services as the Administrator, subject to review of our Board of Directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined herein). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to us or any of our Common Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

4.
Agreements and Related Party Transactions (Continued)

Expenses: Subject to the Company Expenses Limitation (as defined below), the Company and indirectly our Common Unitholders, shall bear and be responsible for all costs, expenses and liabilities in connection with the organization, operations, administration and transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Common Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for DL VIII and issuance of interests therein; (b) expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners and other similar professionals; provided that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, Exchange Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Common Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Common Units to the extent not borne by the relevant transferring Unitsholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Common Unitholders or holders of any preferred units, as well as compensation of investor relations professionals responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Common Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

4.
Agreements and Related Party Transactions (Continued)

The Company will not bear more than (a) an amount equal to 10 basis points of the aggregate Commitments to the Company for organizational expenses and offering expenses in connection with the offering of Common Units and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will the Company carry forward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026:

			June 30, 2026
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,581	$16
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	3,355	21
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,273	21
CF Newco, Inc.	Revolver	December 2029	1,421	3
Cinelease, LLC	ABL Term Loan	July 2030	1,528	60
D&D Buyer, LLC	Revolver	October 2029	2,418	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	3,029	—
Five Star Buyer, Inc.	Revolver	February 2028	766	49
Helix Sleep, Inc.	Revolver	November 2030	1,388	10
Hoffmaster Group, Inc.	Revolver	February 2028	1,058	7
HOP Energy, LLC	Delayed Draw Term Loan D	August 2026	748	11
HydroSource Midstream, LLC	Revolver	April 2031	991	39
Pallet Logistics of America, LLC	Revolver	November 2029	573	23
Red Robin International, Inc.	Revolver	September 2027	244	—
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,532	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	1,333	—
Viva 5 Group, LLC	Revolver	May 2030	136	2
Total			$25,374	$262

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

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

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

6.
Members' Capital

The Company’s Common Unit activity for the three months ended June 30, 2026 was as follows (See Note 1):

Three months ended June 30,
2026
Common Units at beginning of period	—
Common Units converted from DL VIII Units in connection with the Exchange Offer (see Note 1)	20,589,837
Common Units issued and committed at end of period	20,589,837

Unit Repurchase Program: The Company does not intend to list its Common Units on a securities exchange, and no public market for the Common Units is expected to develop. Accordingly, the ability of Common Unitholders to sell or otherwise transfer their Common Units is limited.

The Company currently intends to commence a quarterly Common Unit repurchase program no later than the second quarter of 2027, pursuant to which it may offer to repurchase up to 5% of the Common Units outstanding as of the end of the prior calendar quarter. Repurchases, if offered, are expected to be conducted through tender offers at a price equal to the NAV per Common Unit as of the last calendar day of the applicable quarter. Common Units that have been outstanding for less than one year may be subject to an early repurchase deduction of up to 2% of NAV, which may be waived in limited circumstances and is retained for the benefit of remaining Common Unitholders. The Company intends to conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the Investment Company Act of 1940.

The Common Unit repurchase program is subject to the approval and ongoing discretion of the Company’s Board of Directors, which may amend, suspend, or terminate the program at any time. The Company is not obligated to offer repurchases in any quarter, and repurchase offers, if made, will be subject to available liquidity, compliance with applicable law, and other factors determined by the Board of Directors. If repurchase requests exceed the amount offered, Common Units will be repurchased on a pro rata basis. The Common Unit repurchase program is not intended to provide a secondary market for the Common Units.

Repurchases are expected to be funded from available cash, cash flows from operations, or other sources, including asset sales or borrowings. Because a substantial portion of the Company’s investments may be illiquid, the Company may not always have sufficient liquidity to offer or complete Common Units repurchases, and repurchases may require the liquidation of investments at times or prices that may be unfavorable.

No deemed distributions and contributions were processed during the three months ended June 30, 2026.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

7.
Credit Facilities

On April 1, 2026, in connection with the completion of the Exchange Offer, TCW SL Financing LLC, a wholly-owned subsidiary of the Company (the “Borrower”) entered into the credit and security agreement (the “Credit Agreement”), by and among the Borrower, and PNC Bank, National Association, as facility agent and the lenders from time to time parties thereto. The Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $625,000 (the “Credit Facility” or the “Asset Based Credit Facility”), subject to the terms and conditions set forth therein.

The Credit Facility has a term of five years and, in connection with the closing of the Exchange Offer, the Borrower borrowed approximately $262,400 thereunder, representing the pro rata portion of DL VIII’s existing indebtedness immediately prior to the closing of the Exchange Offer attributable to the DL VIII Units validly tendered and accepted for exchange. Such amount was distributed to DL VIII and used to pay down its existing senior secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a fluctuating rate of interest per annum equal to SOFR plus the facility margin of 2.10% per annum. The obligations under the Credit Facility are secured by TCW SL Financing LLC’s assets, including its portfolio investments and cash, and the Credit Agreement contains customary terms and conditions, including customary covenants, borrowing base provisions, events of default and remedies. Under the Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes events of default that are customary for similar credit facilities. Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended. The Asset Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2026, the Company was in compliance with such covenants.

Borrowings of the Borrower are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

A summary of amounts outstanding and available under the Credit Facility as of June 30, 2026 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Credit Facility – June 30, 2026	$625,000	$306,651	$53,801
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2026, borrowings under the Asset Based Credit Facility consisted of $262,351 of Term Loans and $44,300 of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan. The Company incurred $5,393 in financing costs related to the Credit Agreement.

As of June 30, 2026, $2,786 of deferred financing costs related to the revolving credit lines had yet to be amortized and $2,786 of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

As of June 30, 2026
Principal amount outstanding on Term Loan	$262,351
Deferred financing costs	(2,786)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$259,565

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

7.
Credit Facilities (Continued)

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended June 30, 2026 was as follows:

Three months ended June 30,
2026
Credit Facilities interest expense	$4,338
Undrawn commitment fees	434
Administrative fees	13
Amortization of deferred financing costs	350
Total	$5,135
Weighted average interest rate	5.79%
Average outstanding balance	$297,862

8.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and also intends to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2026. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Common Unitholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its Unitholders. Therefore, no federal income tax provision is required.

As of June 30, 2026, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

June 30, 2026
Cost of investments for federal income tax purposes	$706,922
Unrealized appreciation	$29,635
Unrealized depreciation	$(7,766)
Net unrealized appreciation on investments	$21,869

The Company's investment in HydroSource Holdings, LLC warrant is held through TCW DL HDR MID-SL LLC, a wholly owned subsidiary of the Company. The fair value of such equity investment as of June 30, 2026 is net of a $117 deferred tax liability recorded by TCW DL HDR MID-SL LLC. TCW DL HDR MID-SL LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

9.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations, changes in members' capital from Company unit transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as net assets, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

10.
Financial Highlights

Selected data for a Common Unit outstanding throughout the three months ended June 30, 2026 is presented below.

For the three months ended June 30,
2026(1)
Net Asset Value Per Unit, Beginning of Period(2)	$100.00
Distribution of capital and units to DL VIII upon completion of Exchange Offer(2)	(100.00)
Net Asset Value Per Common Units upon Conversion from DL VIII Units	20.00
Income from Investment Operations:
Net investment income	0.59
Net realized and unrealized gain (loss)	0.86
Total income from investment operations	1.45
Less Distributions:
From net investment income	(0.66)
Total distributions	(0.66)
Net Asset Value Per Common Unit, End of Period	$20.79
Common Unitholder Total Return(3)(4)	7.24%
Common Unitholder IRR before incentive fees(5)	38.05%
Common Unitholder IRR(5)	32.78%
Ratios and Supplemental Data:
Members' Capital, end of period	$428,030
Common Units outstanding, end of period	20,589,837
Ratios based on average net assets of Members' Capital:
Ratio of total expenses to average net assets(6)	10.75%
Expense reimbursed by Investment Advisor(4)	(0.20)%
Ratio of net expenses to average net assets(6)	10.55%
Ratio of financing cost to average net assets(4)	1.20%
Ratio of net investment income to average net assets(6)	11.84%
Ratio of net income incentive fees to average net assets(7)	1.92%
Ratio of capital gains incentive fees to average net assets(7)	2.06%
Credit facility payable	306,651
Asset coverage ratio	2.40
Portfolio turnover rate(4)	15.28%
(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2026, unless otherwise noted.
(2)
Amounts are calculated based on the 10 units issued to DL VIII in connection with the initial seed capital of $1 which was returned to DL VIII upon completion of the Exchange Offer.
(3)
The Total Return for the three months ended June 30, 2026 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Common Unitholders during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 38.05%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 32.78% through June 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Common Unitholders (contributions from and distributions to the Common Unitholders) and the net assets at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.
(7)
Annualized.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1, 2026, the Company received $78,142 from capital call proceeds relating to the issuance of 3,758,656 Common Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Specialty Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Specialty Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

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
•
potential illiquidity and lack of a viable trading market for our units (the “Common Units”);
•
the ability of the Adviser to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by holders of our Common Units (“Common Unitholders” or “Unitholders”) and not by the Adviser;
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
•
risks associated with payment-in-kind (“PIK”) interest and private credit;
•
investments in portfolio companies located outside of the US may present additional risks;
•
we may be subject to risks in connection with the derivative instruments we use;
•
we will pay fees and expenses which will reduce the actual returns to Common Unitholders, the distributions we make to Common Unitholders, and the overall value of the Common Unitholders’ investment;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

Overview

We were formed on April 14, 2025 as a limited liability company under the laws of the State of Delaware and operate pursuant to a limited liability company agreement dated August 12, 2025, which we amended and restated in connection with the closing of the Exchange Offer (as defined below) (as so amended and restated, the “LLC Agreement”). On August 12, 2025, we changed our name from “TCW Direct Lending VIII Perpetual BDC LLC” to “TCW Specialty Lending LLC.” We expect to conduct a private offering of our Common Units to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

On January 14, 2026, we and DL VIII commenced an offer to exchange (the “Exchange Offer”) the outstanding common limited liability units of DL VIII (the “DL VIII Units”) for our limited liability company units (the “Units” or “Common Units”). DL VIII, the Company and the Adviser obtained relief from the SEC which granted exemptions necessary for the completion of the Exchange Offer (the “Split-Off Exemptive Order”).

The completion of the Exchange Offer, together with the other steps discussed herein that were taken in connection with the Exchange Offer, is referred to as the “Exchange.” Immediately after the completion of the Exchange, remaining unitholders of DL VIII and Company Common Unitholders beneficially owned the same percentage of underlying assets and liabilities in the aggregate as beneficially owned by Common Unitholders immediately prior to the completion of the Exchange. Following the Exchange, the Company is no longer a subsidiary of DL VIII.

We are an externally managed, management investment company, that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Common Units.

We commenced operations during the first quarter of fiscal year 2026, but did not have any investment or profit and loss activity during the period from March 2, 2026 (Inception) to March 31, 2026.

On January 5, 2026 we formed a wholly-owned subsidiary, TCW SL Financing LLC, a single member Delaware limited liability company, in order to undertake financing activities on our behalf. On April 28, 2026 we formed a wholly-owned subsidiary, TCW DL HDR MID-SL LLC, a single member Delaware limited liability company, for the purpose of holding equity investments of ours.

On April 1, 2026, we completed the Exchange Offer and, in connection with the completion of the Exchange Offer, we entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Investment Advisory and Management Agreement (the “Advisory Agreement”), and the Administration Agreement (the “Administration Agreement”) by and between us and TCW Asset Management Company and a licensing agreement, each effective as of April 1, 2026.

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

In connection with the completion of the Exchange Offer, DL VIII transferred to us a pro rata share of all of the assets, liabilities and related interests held by DL VIII immediately prior to the completion of the Exchange Offer, in proportion to the number of DL

VIII Units validly tendered and accepted for exchange, and we issued an equivalent number of Units to the tendering holders in exchange for the accepted DL VIII Units. DL VIII Units accepted for exchange in the Exchange Offer were canceled upon settlement.

On April 1, 2026, we commenced our loan origination and investment activities and issued Units to persons not affiliated with the Adviser (the “Initial Closing Date”).

On April 1, 2026, our 6,435,400 outstanding DL VIII Units were converted into 20,589,837 of Common Units at a price of $20.00 per unit in connection with the $411.8 million of net assets transferred from DL VIII.

Key Person: If prior to the fifth anniversary of the Initial Closing Date, (i) Richard T. Miller and one or more of Suzanne Grosso, Mark Gertzof, Jim Synborski or David Wang (each of such five persons, a “Key Person” and collectively, the “Key Persons”) fail to be engaged in the investment activities of ours and the related entities; or (ii) three or more of Suzanne Grosso, Mark Gertzof, Jim Synborski and David Wang fail to be engaged in the investment activities of ours and the related entities, in each case other than as a result of a Temporary Disability (the occurrence of such event, a “Key Person Event”), and the Adviser does not replace such individual(s) in the manner contemplated herein, then (A) Common Unitholders will be released from their obligation to fund additional capital contributions with respect to the Common Units and (B) we shall not acquire new portfolio investments except as permitted under Section 6.1.4(a) of the LLC Agreement. The restrictions set forth in clauses (A) and (B) above shall be rescinded, upon the vote or written consent of a supermajority in interest of the Common Unitholders. If any Key Person shall fail to be engaged in the investment activities of ours and the related entities other than as a result of a Temporary Disability (the occurrence of such event, a “Key Person Departure”), we shall provide written notice to Common Unitholders of such Key Person Departure within 30 days of the date of such Key Person Departure. If we fail to obtain approval of a replacement of a Key Person following a Key Person Departure as provided herein, then notwithstanding anything herein, the Key Person Departure shall be permanent and the Adviser shall not be permitted to replace such Key Person. Notwithstanding the foregoing, the Adviser is permitted at any time to replace any person designated above with a senior professional (including a Key Person) selected by the Adviser, with the approval of the majority in interest of the Common Unitholders (in which case, the approved substitute shall be a Key Person in lieu of the person replaced) no later than 90 days after the date that the Adviser informs us of its proposed replacement of the Key Person. Such replacement(s) shall end the occurrence of a Key Person Event.

As of June 30, 2026, we have sold 20,589,837 Common Units for an aggregate offering price of $411.8 million. Each Common Unitholder is obligated to contribute capital equal to their Commitment. The sale of the Common Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the Common Unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an investment vehicle. While we invest primarily in U.S. companies, there are certain instances where we invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement.

We, and indirectly our Common Unitholders, bear all costs, expenses and liabilities, other than Adviser Operating Expenses (as defined below, and which shall be borne by the Adviser), in connection with our organization, operations, administration and transactions (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Common Units and organizational expenses of a related entity organized and managed by the Adviser or an affiliate of the Adviser as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies; (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Common Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Common Units to the extent not borne by the relevant transferring Common Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against us; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of our Board of Directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Common Unitholders or holders of any preferred units; (p) costs of any reports, proxy statements or other notices to Common Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our consolidated financial statements and tax returns; (r) our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our consolidated financial statements or tax returns or providing similar “back office” financial services to us; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

However, we do not bear more than (a) an amount equal to 10 basis points of our aggregate Commitments for organizational expenses and offering expenses in connection with the offering of Common Units and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (the “Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by us as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with our borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against us, out-of-pocket expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of our portfolio investments performed by our independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to us, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all our expenses that we do not bear, as set forth above, are borne by the Adviser or its affiliates.

In connection with our borrowings, our lenders require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the Subscription Agreement contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company’s Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on our Consolidated Statement of Operations. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Common Units. Since inception, we have expensed $1.3 million in organizational costs, of which $1.3 million was expensed during the three months ended June 30, 2026. During the three months ended June 30, 2026, we incurred $1.2 million in offering costs, of which $1.0 million are deferred offering costs and are included in prepaid and other assets on our Consolidated Statement of Assets and Liabilities, and $0.2 million have been amortized as an expense for the three months ended June 30, 2026, respectively.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

Fair Value Hierarchy: Assets and liabilities are classified by us into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect our determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Income Recognition

Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default.

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended June 30, 2026, PIK interest income earned was $2.1 million representing 8.9% of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time we fund an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

We may enter into certain intercreditor agreements or loan agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. We earn an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Investment Activity

As of June 30, 2026, our portfolio consisted of 59 debt investments and five equity investments. Based on fair values as of June 30, 2026, our portfolio was 93.5% invested in debt investments which were all senior secured term loans and revolving loans and 6.5% invested in equity investments which were common units and warrants. Debt investments in one portfolio company were on non-accrual status as of June 30, 2026, representing 1.1% and 1.1% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2026:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	9%
Building Products	9%
Personal Care Products	8%
Energy Equipment & Services	7%
Specialty Retail	7%
Containers & Packaging	7%
Commercial Services & Supplies	6%
Food Products	5%
Oil, Gas & Consumable Fuels	4%
Leisure Products	4%
Metals & Mining	4%
Health Care Equipment & Supplies	3%
Automobile Components	3%
Information Technology Services	3%
Consumer Durables & Apparel	3%
Ground Transportation	2%
Software	2%
Household Durables	2%
Professional Services	2%
Machinery	2%
Construction & Engineering	2%
Paper & Forest Products	2%
Consumer Discretionary Textiles, Apparel & Luxury Goods	2%
Transportation Infrastructure	1%
Trading Companies & Distributors	1%
Total	100%

Interest income including interest income paid-in-kind, was $23.8 million for the three months ended June 30, 2026.

Results of Operations

Our operating results for the three months ended June 30, 2026 were as follows (dollar amounts in thousands):

For the three months ended June 30,
2026
Total investment income	$23,951
Net expenses	11,771
Net investment income	12,180
Net realized loss on investments	(3,966)
Net change in unrealized appreciation/(depreciation) on investments	21,608
Net increase in Members' Capital from operations	$29,822

Total investment income

Total investment income for the three months ended June 30, 2026 was $24.0 million and was attributable to our portfolio of debt investments, which composed of 59 debt investments as of June 30, 2026.

Total Expenses

Expenses for the three months ended June 30, 2026 were as follows (dollar amounts in thousands):

For the three months ended June 30,
2026
Expenses
Interest and credit facility expenses	$5,135
Capital gains incentive fees	2,205
Net income incentive fees	2,053
Organizational costs	1,290
Management fees	1,287
Offering costs	194
Administrative fees	188
Professional fees	121
Directors’ fees	75
Other expenses	63
Total expenses	12,611
Expenses reimbursed by Adviser	(840)
Net expenses	$11,771

Our total expenses for the three months ended June 30, 2026 were $12.6 million and were primarily due to our commencement of investment and borrowing activity during the second quarter of fiscal year 2026. Our total expenses include capital gains incentive fees of $2.2 million, net income incentive fees of $2.1 million, management fees attributed to the Adviser of $1.3 million and interest and credit facility expenses of $5.1 million.

Net investment income

Net investment income for the three months ended June 30, 2026 was $12.2 million and was primarily due to the commencement of investment and borrowing activity during the second quarter of fiscal year 2026.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2026 was $21.6 million. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC	Class A Units	$28,191
HOP Energy, LLC	Term Loan	(513)
Cinelease, LLC	ABL Term Loan	(520)
Connect America.com, LLC	Last Out Term Loan	(528)
Great Kitchens Food Company, Inc.	Term Loan	(588)
Fenix Intermediate LLC	Term Loan B	(674)
Mark Andy, Inc.	Term Loan	(1,532)
Signature Brands, LLC	Term Loan	(1,589)
All others	Various	(639)
Net change in unrealized appreciation/(depreciation)		$21,608

Net realized loss on investments

During the three months ended June 30, 2026 we recognized ($4.0) million in realized losses on investments. Our net realized loss during the three months ended June 30, 2026 was primarily due to the disposition of our Hydrosource Logistics, LLC warrants. A portion of the HydroSource Logistics, LLC warrants was relinquished as part of the equity restructuring ahead of the EagleRock Land LLC initial public offering.

Net increase in Members' Capital from operations

Our net increase in Members Capital from operations during the three months ended June 30, 2026 was $29.8 million and was primarily due to the commencement of investment and borrowing activity during the second quarter of fiscal year 2026.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026, we have sold 20,589,837 Common Units for an aggregate offering price of $411.8 million. We commenced operations during the three months ended March 31, 2026. We generate cash from (1) drawing down capital in respect of Common Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Common Unitholders.

As of June 30, 2026, aggregate Commitments, Undrawn Commitments and subscribed for Common Units of the Company were as follows (dollar amounts in thousands):

June 30, 2026
Commitments	$662,390
Undrawn commitments	$212,990
Percentage of commitments funded	67.8%
Common Units	20,589,837

On April 1, 2026, in connection with the completion of the Exchange Offer, TCW SL Financing LLC, a wholly-owned subsidiary of ours (the “Borrower”) entered into the credit and security agreement (the “Credit Agreement”), by and among the Borrower, and PNC Bank, National Association, as facility agent and the lenders from time to time parties thereto. The Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $625.0 million (the “Credit Facility” or the “Asset Based Credit Facility”), subject to the terms and conditions set forth therein.

The Credit Facility has a term of five years and, in connection with the closing of the Exchange Offer, the Borrower borrowed approximately $262.4 million thereunder, representing the pro rata portion of DL VIII’s existing indebtedness immediately prior to the closing of the Exchange Offer attributable to the DL VIII Units validly tendered and accepted for exchange. Such amount was distributed to DL VIII and used to pay down its existing senior secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a fluctuating rate of interest per annum equal to SOFR plus the facility margin of 2.10% per annum. The obligations under the Credit Facility are secured by TCW SL Financing LLC’s assets, including its portfolio investments and cash, and the Credit Agreement contains customary terms and conditions, including customary covenants, borrowing base provisions, events of default and remedies. Under the Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes events of default that are customary for similar credit facilities. Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended. The Asset Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2026, we were in compliance with such covenants

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2026 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Credit Facility – June 30, 2026	$625,000	$306,651	$53,801
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2026 borrowings under the Asset Based Credit Facility consisted of $262.4 million of Term Loans and $44.3 million of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan. We incurred $5.4 million in financing costs related to the Credit Agreement.

As of June 30, 2026, $2.8 million of deferred financing costs related to the revolving credit lines had yet to be amortized and $2.8 million of deferred financing costs related to the Term Loan had yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows (dollar amounts in thousands):

As of June 30, 2026
Principal amount outstanding on Term Loan	$262,351
Deferred financing costs	(2,786)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$259,565

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended June 30, 2026 was as follows (dollar amounts in thousands):

Three months ended June 30,
2026
Credit Facilities interest expense	$4,338
Undrawn commitment fees	434
Administrative fees	13
Amortization of deferred financing costs	350
Total	$5,135
Weighted average interest rate	5.79%
Average outstanding balance	$297,862

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 (dollar amounts in thousands):

			June 30, 2026
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,581	$16
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	3,355	21
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,273	21
CF Newco, Inc.	Revolver	December 2029	1,421	3
Cinelease, LLC	ABL Term Loan	July 2030	1,528	60
D&D Buyer, LLC	Revolver	October 2029	2,418	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	3,029	—
Five Star Buyer, Inc.	Revolver	February 2028	766	49
Helix Sleep, Inc.	Revolver	November 2030	1,388	10
Hoffmaster Group, Inc.	Revolver	February 2028	1,058	7
HOP Energy, LLC	Delayed Draw Term Loan D	August 2026	748	11
HydroSource Midstream, LLC	Revolver	April 2031	991	39
Pallet Logistics of America, LLC	Revolver	November 2029	573	23
Red Robin International, Inc.	Revolver	September 2027	244	—
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,532	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2026	1,333	—
Viva 5 Group, LLC	Revolver	May 2030	136	2
Total			$25,374	$262

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. As of June 30, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our June 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$20,461	$9,327	$11,134
Up 200 basis points	13,640	6,218	7,422
Up 100 basis points	6,820	3,109	3,711
Down 100 basis points	(6,782)	(3,109)	(3,673)
Down 200 basis points	(12,482)	(6,218)	(6,264)
Down 300 basis points	(13,634)	(9,327)	(4,307)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

On April 1, 2026, pursuant to the Exchange Offer and in accordance with the Offer to Exchange as filed by DL VIII, dated January 14, 2026, as amended and supplemented on February 20, 2026, March 9, 2026, and March 24, 2026, holders of outstanding DL VIII Units were permitted to exchange all or a portion of their DL VIII Units for an equivalent number of our Units. In accordance with the terms of the Exchange Offer, 6,435,400 DL VIII Units were validly tendered and accepted for exchange, representing approximately 50.49% of the outstanding DL VIII Units.

On April 1, 2026, our 6,435,400 outstanding Units were converted into 20,589,837 of Common Units at a price of $20.00 per unit in connection with the $411.8 million of net assets transferred from DL VIII.

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

3.2

Certificate of Amendment to Certificate of Formation (incorporated by reference to Exhibit 3.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

3.3

Limited Liability Company Agreement, dated August 12, 2025 (incorporated by reference to Exhibit 3.3 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

3.4

Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.1

Investment Advisory and Management Agreement by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.2

Administration Agreement by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.3 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.3

Credit and Security Agreement, dated April 1, 2026 by and among TCW SL Financing LLC as Borrower, PNC Bank, National Association as Facility Agent, U.S. Bank, National Association as Custodian and Alter Domus (US) LLC, as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 13, 2026).

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW SPECIALTY LENDING LLC
Date: August 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: August 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer