Form 10-Q
period 2026-09-30
TCW SPECIALTY LENDING LLC
filed 2026-11-13
CIK 2066811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2026 was 32,489,333.

TCW SPECIALTY LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

Table of Contents

		PAGE
	INDEX	NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited)	10
	Consolidated Statement of Operations for the three months ended September 30, 2026 and for the period from March 2, 2026 (Inception) to September 30, 2026 (unaudited)	11
	Consolidated Statement of Changes in Members' Capital for the three months ended September 30, 2026 and for the period from March 2, 2026 (Inception) to September 30, 2026 (unaudited)	12
	Consolidated Statement of Cash Flows for the period from March 2, 2026 (Inception) to September 30, 2026 (unaudited)	13
	Notes to Consolidated Financial Statements (unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
SIGNATURES		53

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Automobile Components
	Fenix Intermediate, LLC	03/28/24	Term Loan B - 11.08% (SOFR + 7.00%, 1.75% Floor)	1.8%	$14,812,137	03/28/29	$14,184,885	$8,739,161
	Fenix Intermediate, LLC	03/28/24	Delayed Draw Term Loan B-1 - 11.08% (SOFR + 7.00%, 1.75% Floor)	0.1%	888,284	03/28/29	850,668	524,088
	Superior Industries International, Inc.	12/08/25	Take Back Term Loan - 13.79% inc PIK (SOFR + 10.00%, 3.50% Floor, all PIK)	0.9%	4,417,734	12/08/30	4,417,734	4,341,307
				2.8%			19,453,287	13,604,556
Building Products
	Eastern Metal Supply Borrower, LLC	01/06/26	Term Loan - 10.07% (SOFR + 6.00%, 1.00% Floor)	12.1%	60,175,586	01/06/31	59,358,138	59,754,357
				12.1%			59,358,138	59,754,357
Commercial Services & Supplies
	Axvor Intermediate, LLC (DQS)	03/24/26	Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	5.3%	26,934,648	03/24/31	26,500,212	26,455,211
	Axvor Intermediate, LLC (DQS)	03/24/26	Delayed Draw Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	0.6%	3,264,806	03/24/31	3,264,806	3,206,692
	Power Acquisition LLC	01/22/25	Term Loan B - 10.73% (SOFR + 7.00%, 1.50% Floor)	3.5%	17,666,937	01/22/30	17,007,130	17,030,927
	Power Acquisition LLC	07/11/25	Incremental Term Loan B - 10.73% (SOFR + 7.00%, 1.50% Floor)	0.3%	1,375,579	01/22/30	1,324,205	1,326,058
				9.7%			48,096,353	48,018,888
Construction & Engineering
	Sunland Asphalt & Construction, LLC	06/16/23	Delayed Draw Term Loan - 11.00% (SOFR + 7.00%, 1.75% Floor)	0.8%	3,974,939	06/16/28	4,001,372	4,001,969
	Sunland Asphalt & Construction, LLC	06/16/23	Term Loan B - 11.00% (SOFR + 7.00%, 1.75% Floor)	2.0%	9,628,971	06/16/28	9,693,002	9,694,448
	Sunbelt Holdings, LLC	09/11/26	2nd Additional Term Loan - 10.01% (SOFR + 5.94%, 1.50% Floor)	3.0%	14,975,833	11/01/31	14,816,474	14,826,075
				5.8%			28,510,848	28,522,492
Consumer Discretionary Textiles, Apparel & Luxury Goods
	Helix Sleep, Inc.	11/07/25	Term Loan - 9.26% (SOFR + 5.50%, 1.00% Floor)	2.4%	11,997,310	11/07/30	11,843,386	12,021,304
				2.4%			11,843,386	12,021,304
Consumer Durables & Apparel
	Hy Cite Enterprises, LLC	05/21/26	Term Loan - 12.00% (SOFR + 8.00%, 2.00% Floor)	3.6%	18,226,498	05/10/29	18,058,806	18,007,780
				3.6%			18,058,806	18,007,780
Containers & Packaging
	The HC Companies, Inc.	08/01/23	Term Loan - 12.26% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	3.7%	20,002,248	08/01/28	18,594,249	18,060,029
	The HC Companies, Inc.	05/21/24	Incremental Term Loan - 12.26% inc PIK (SOFR + 8.50%, 2.00% Floor, 1.00% PIK)	2.2%	11,757,508	08/01/28	10,929,874	10,615,854
	Hoffmaster Group, Inc.	02/24/23	Term Loan - 8.81% (SOFR + 5.00%, 2.00% Floor)	2.1%	10,225,463	05/24/28	10,163,182	10,165,133
	Hoffmaster Group, Inc.	03/15/24	Incremental Term Loan - 8.81% (SOFR + 5.00%, 2.00% Floor)	1.9%	9,256,486	05/24/28	9,205,369	9,201,873
				9.9%			48,892,674	48,042,889

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Electrical Equipment
	Voltaris Power, LLC	09/01/26	Term Loan - 10.07% (SOFR + 6.00%, 1.25% Floor)	14.9%	$74,410,499	09/01/31	$73,183,524	$73,517,573
				14.9%			73,183,524	73,517,573
Electronic Equipment, Instruments & Components
	Metronome BidCo, LLC (Myriad360)	09/30/26	Term Loan - 10.07% (SOFR + 6.00%, 1.75% Floor)	2.4%	11,969,469	09/30/31	11,834,887	11,835,411
				2.4%			11,834,887	11,835,411
Food Products
	Baxters North America, Inc.	05/31/23	Term Loan - 10.55% (SOFR + 6.50%, 1.75% Floor)	3.3%	16,515,049	05/31/28	16,528,925	16,529,913
	Signature Brands, LLC	05/05/23	Term Loan - 13.53% inc PIK (SOFR + 9.50%, 1.75% Floor, 3.00% PIK)	2.5%	19,463,459	05/04/28	13,765,236	12,281,442
	Signature Brands, LLC	02/29/24	Delayed Draw Term Loan A - 10.53% (SOFR + 6.50%, 1.75% Floor)	0.2%	1,058,118	05/04/28	1,058,118	1,058,118
	Signature Brands, LLC	05/02/25	9th Amendment Delayed Draw Term Loan A - 10.50% (SOFR + 6.50%, 1.75% Floor)	0.1%	478,064	05/04/28	478,064	478,064
	Signature Brands, LLC	05/05/25	9th Amendment Term Loan A - 17.50% inc PIK (17.50%, Fixed Coupon, all PIK)	0.9%	4,273,382	05/04/28	4,273,382	4,273,382
				7.0%			36,103,725	34,620,919
Ground Transportation
	RPM Purchaser, Inc.	09/11/23	Delayed Draw Term Loan B - 10.59% (SOFR + 6.25%, 2.00% Floor)	0.8%	4,149,139	09/11/28	4,149,139	4,149,139
	RPM Purchaser, Inc.	09/11/23	Term Loan B - 10.59% (SOFR + 6.25%, 2.00% Floor)	2.7%	13,440,598	09/11/28	13,547,492	13,440,598
				3.5%			17,696,631	17,589,737
Health Care Equipment & Supplies
	ConnectAmerica.com, LLC	10/11/24	Last Out Term Loan - 10.82% inc PIK (SOFR + 6.75%, 1.75% Floor, 1.00% PIK)	5.1%	27,208,260	10/11/29	25,718,116	25,167,640
				5.1%			25,718,116	25,167,640
Health Care Providers & Services
	OMS Medical Billing LLC, (OrthoMed)	09/02/26	Term Loan - 9.69% (SOFR + 5.75%, 1.50% Floor)	8.5%	42,510,133	09/02/31	41,573,029	41,829,971
				8.5%			41,573,029	41,829,971
Hotels, Restaurants & Leisure
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Term Loan - 9.82% (SOFR + 5.75%, 1.50% Floor)	4.9%	24,669,052	12/31/30	24,476,839	24,422,362
	ADAN-B LLC (24 Hour Fitness)	4/30/2025 & 12/31/25	Revolver - 9.82% (SOFR + 5.75%, 1.50% Floor)	0.2%	790,583	12/31/30	790,583	782,678
	CEC Entertainment, LLC	09/26/25	Term Loan - 10.07% (SOFR + 6.00%, 2.00% Floor)	4.5%	23,078,240	09/26/30	22,545,201	22,085,875
	Five Star Buyer, Inc.	05/11/23	Term Loan - 12.91% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	1.5%	10,045,540	02/23/28	9,553,317	7,433,700
	Five Star Buyer, Inc.	05/11/23	Delayed Draw Term Loan - 13.22% inc PIK (SOFR + 9.00%, 1.50% Floor, 2.00% PIK)	0.1%	358,163	02/23/28	341,821	265,041
	Red Robin International, Inc.	04/11/22	Revolver - 11.51% (SOFR + 7.50%, 1.00% Floor)	0.1%	434,826	09/03/27	434,826	434,826
	Red Robin International, Inc.	04/11/22	Term Loan - 11.57% (SOFR + 7.50%, 1.00% Floor)	0.6%	2,967,436	09/03/27	2,955,673	2,967,436
				11.9%			61,098,260	58,391,918

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Household Durables
	Lenox Holdings, Inc.	07/08/22	Term Loan - 12.50% (SOFR + 8.50%, 1.00% Floor)	3.2%	15,890,604	09/30/27	15,890,604	15,890,604
				3.2%			15,890,604	15,890,604
Information Technology Services
	Corcentric, Inc.	05/09/23	Term Loan - 11.34% (SOFR + 7.00%, 2.00% Floor)	3.8%	$18,923,831	05/09/27	$18,885,608	$18,870,845
				3.8%			18,885,608	18,870,845
Leisure Products
	Lumos Holdings US Acquisition Co. (Life Fitness)	08/05/25	Term Loan - 9.26% (SOFR + 5.50%, 1.50% Floor)	6.0%	29,405,555	08/05/30	29,353,525	29,464,366
	Hyper Ice, Inc.	09/16/26	Term Loan - 10.86% (SOFR + 7.00%, 2.00% Floor)	2.9%	14,494,777	09/16/31	14,207,263	14,233,871
				8.9%			43,560,788	43,698,237
Machinery
	Mark Andy, Inc.	06/16/23	Term Loan - 12.97% inc PIK (SOFR + 8.75%, 1.50% Floor, 5.75% PIK)	2.3%	14,026,236	06/16/28	10,825,436	11,263,067
	Triarc Tanks Bidco, LLC	10/03/22	Term Loan - 11.34% (SOFR + 7.00%, 1.00% Floor)	1.3%	7,065,259	06/01/27	7,060,749	6,630,745
				3.6%			17,886,185	17,893,812
Metals & Mining
	Material Sciences Corporation	03/14/25	Term Loan - 10.32% (SOFR + 6.25%, 2.00% Floor)	5.3%	26,421,855	03/14/30	25,752,795	25,999,106
				5.3%			25,752,795	25,999,106
Oil, Gas & Consumable Fuels
	HOP Energy, LLC(2)(5)	04/27/25	Delayed Draw Term Loan B - 14.02% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.0%	407,230	12/09/27	378,275	203,615
	HOP Energy, LLC(2)(5)	01/14/25	Term Loan C - 14.02% inc PIK (SOFR + 10.00%, 2.00% Floor, all PIK)	0.5%	2,801,859	12/09/27	2,602,640	2,627,023
	HOP Energy, LLC	04/01/26	Delayed Draw Term Loan D - 10.02% inc PIK (SOFR + 6.00%, 2.00% Floor, all PIK)	0.2%	758,844	12/09/27	758,844	747,385
	HydroSource Midstream, LLC(9)	04/30/26	Term Loan - 15.08% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	3.9%	19,601,768	04/30/31	19,013,719	19,190,131
	HydroSource Midstream, LLC(9)	04/30/26	Bridge Term Loan - 14.58% (SOFR + 10.50%, 2.50% Floor)	0.3%	1,415,343	04/30/31	1,403,438	1,462,050
	HydroSource Midstream, LLC(9)	04/30/26	Revolver - 14.58% (SOFR + 10.50%, 2.50% Floor)	0.1%	424,603	04/30/31	424,603	415,686
	HydroSource Midstream, LLC(9)	04/30/26	Delayed Draw Term Loan - 15.03% inc PIK (SOFR + 11.00%, 2.50% Floor, all PIK)	0.7%	3,307,741	04/30/31	3,259,973	3,238,278
				5.7%			27,841,492	27,884,168
Paper & Forest Products
	Pallet Logistics of America, LLC	11/22/24	Revolver - 10.73% (SOFR + 7.00%, 1.00% Floor)	0.2%	1,031,769	11/29/29	1,031,769	995,657
	Pallet Logistics of America, LLC	11/22/24	Term Loan - 10.76% inc PIK (SOFR + 7.00%, 1.00% Floor, 0.50% PIK)	2.4%	12,062,006	11/22/29	11,582,762	11,639,836
				2.6%			12,614,531	12,635,493

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1) (continued)
Personal Care Products
	The Vitamin Shoppe, LLC	03/23/26	Term Loan - 10.15% (SOFR + 6.25%, 2.00% Floor)	4.9%	$24,510,429	03/23/31	$24,069,592	$24,044,730
	Viva 5 Group, LLC	05/21/25	Term Loan - 10.40% (SOFR + 6.50%, 2.25% Floor)	5.0%	24,869,880	05/21/30	24,425,342	24,621,181
	Viva 5 Group, LLC	05/21/25	Revolver - 10.40% (SOFR + 6.50%, 2.25% Floor)	0.6%	3,180,029	05/21/30	3,180,029	3,148,228
				10.5%			51,674,963	51,814,139
Professional Services
	Alorica Inc.	12/21/22	Term Loan - 10.78% (SOFR + 6.88%, 1.50% Floor)	3.1%	15,363,405	12/21/27	15,363,405	15,363,405
	HH Associates US, Inc.	08/06/26	Term Loan - 10.68% (SOFR + 6.50%, 1.00% Floor)	2.1%	10,448,518	08/06/31	10,296,596	10,316,866
				5.2%			25,660,001	25,680,271
Software
	CF Newco, Inc.	12/09/24	Term Loan - 9.84% (SOFR + 6.00%, 1.50% Floor)	2.2%	10,925,967	12/10/29	10,903,358	10,925,967
	CF Newco, Inc.	12/09/24	Revolver - 9.84% (SOFR + 6.00%, 1.50% Floor)	0.2%	765,387	12/10/29	765,387	765,387
	CF Newco, Inc.	12/11/25	Amendment No. 1 Term Loan - 10.09% (SOFR + 6.25%, 1.50% Floor)	1.0%	5,001,259	12/10/29	5,027,196	5,051,272
				3.4%			16,695,941	16,742,626
Specialty Retail
	D&D Buyer, LLC	10/04/23	Term Loan - 9.92% (SOFR + 5.75%, 2.00% Floor)	5.9%	28,991,844	10/04/29	29,223,905	29,258,569
	D&D Buyer, LLC	10/04/23	Revolver - 9.92% (SOFR + 5.75%, 2.00% Floor)	0.3%	1,692,683	10/04/29	1,692,683	1,692,683
	D&D Buyer, LLC	02/18/26	5th Amendment Delayed Draw Term Loan - 9.92% (SOFR + 5.75%, 2.00% Floor)	1.1%	5,647,012	10/04/29	5,637,170	5,647,012
	Follett Higher Education Group, Inc.	02/01/22	Term Loan - 11.00% (SOFR + 7.00%, 2.00% Floor)	3.2%	15,647,343	02/01/28	15,661,809	15,728,709
				10.5%			52,215,567	52,326,973
Trading Companies & Distributors
	Cinelease, LLC	08/07/25	ABL Term Loan - 11.18% (SOFR + 7.50%, 2.50% Floor)	2.1%	11,017,239	07/31/30	11,129,356	10,422,308
				2.1%			11,129,356	10,422,308
Transportation Infrastructure
	CG Buyer, LLC	07/19/23	Delayed Draw Term Loan - 9.90% (SOFR + 6.00%, 1.50% Floor)	0.0%	219,144	07/19/28	219,144	218,048
	CG Buyer, LLC	07/19/23	Term Loan - 9.90% (SOFR + 6.00%, 1.50% Floor)	2.0%	10,076,433	07/19/28	10,076,433	10,026,050
				2.0%			10,295,577	10,244,098
	Total Debt Investments			166.4%			831,525,072	821,028,115

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Automobile Components
	SUP Parent Holdings, LLC(2)(4)	12/08/25	Common Units	0.8%	19,247	$4,808,256	$3,787,815
				0.8%		4,808,256	3,787,815
Commercial Services & Supplies
	CSAT Investment Holdings LLC(2)(4)	03/05/25	Warrant, expires 03/01/32	0.0%	578,601	—	65,049
				0.0%		—	65,049
Energy Equipment & Services
	EagleRock Land LLC(2)(4)(6)(7)(8)(9)	05/15/26	Class A Units	8.2%	1,948,976	13,225,007	40,538,701
				8.2%		13,225,007	40,538,701
Oil, Gas & Consumable Fuels
	HydroSource Holdings, LLC(2)(4)(9)	04/30/26	Warrant, expires 04/30/36	0.3%	94	—	1,436,332
				0.3%		—	1,436,332
Trading Companies & Distributors
	Cinelease, LLC(2)(4)	08/07/25	Warrant, expires 07/31/35	0.0%	108,759	741,084	96,513
				0.0%		741,084	96,513
	Total Equity Investments			9.3%		18,774,347	45,924,410
	Total Debt & Equity Investments(3)			175.7%		850,299,419	866,952,525
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.76%, Class X (FGXXX)			4.5%	22,409,616	22,409,616	22,409,616
	Total Cash Equivalents			4.5%	22,409,616	22,409,616	22,409,616
	Total Investments (180.2%)					$872,709,035	$889,362,141
	Net unrealized depreciation on unfunded commitments (-0.2%)						(792,272)
	Liabilities in Excess of Other Assets (-80.0%)						$(395,046,948)
	Net Assets (100.0%)						$493,522,921

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

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities was $45,924,410, or 5.1% of the Company’s total assets.

(5)
Loan was on non-accrual status as of September 30, 2026.

(6)
Fair value of the EagleRock Land LLC Class A Units held by the Company is based on the market price of the issuer's stock as of September 30, 2026. Such units are considered to be a Level 1 security within the Fair Value Hierarchy.

(7)
The EagleRock Land LLC Class A Units are subject to a contractual sale restriction. See Note 3. “Investment Valuations and Fair Value Measurements.”

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

(8)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act (as defined in Note 1 “Organization and Basis of Presentation”). A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2026, $40,538,701 or 4.5% of the Company’s total assets were represented by “non-qualifying assets.”

(9)
As defined in the 1940 Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the period ended September 30, 2026 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2026	Interest/Dividend/ Other income
EagleRock Land LLC Class A Units	$—	$13,225,007	$—	$—	$27,313,694	$40,538,701	$—
HydroSource Holdings, LLC Warrant, expires 4/30/2036		17,266,896	(13,225,007)	(4,041,889)	1,436,332	1,436,332	—
HydroSource Logistics, LLC 3rd Amendment Term Loan	—	20,139,907	(20,139,907)	—	—	—	1,251,761
HydroSource Logistics, LLC 5th Amendment Term Loan	—	9,916,741	(9,916,741)	—	—	—	1,180,685
HydroSource Logistics, LLC Revolver	—	1,341,771	(1,341,771)	—	—	—	78,327
HydroSource Logistics, LLC Term Loan	—	12,712,868	(12,712,868)	—	—	—	790,146
HydroSource Midstream, LLC Bridge Term Loan - 14.58%	—	1,403,438	—	—	58,611	1,462,049	118,280
HydroSource Midstream, LLC Delayed Draw Term Loan - 15.03%	—	3,259,973	—	—	(21,695)	3,238,278	186,607
HydroSource Midstream, LLC Revolver - 14.58%	—	424,603	—	—	(8,916)	415,687	28,437
HydroSource Midstream, LLC Term Loan - 15.08%	—	19,013,719	—	—	176,412	19,190,131	1,264,682
Total Non-Controlled Affiliated Investments	$—	$98,704,923	$(57,336,294)	$(4,041,889)	$28,954,438	$66,281,178	$4,898,925

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

As of September 30, 2026

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $277,683,602 and $84,888,298, respectively, for the period ended September 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2026

As of September 30,
2026
(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $812,972)	$800,672
Non-controlled affiliated investments (amortized cost of $37,327)	66,281
Cash and cash equivalents	22,847
Interest income receivable	5,369
Due from adviser	1,088
Receivable for investment sold	14
Deferred financing costs	2,684
Deferred offering costs	783
Prepaid and other assets	74
Total Assets	$899,812
Liabilities
Term loan (net of $2,684 of deferred financing costs)	$259,667
Revolving credit facilities payable	137,200
Interest and credit facility expense payable	3,608
Net income incentive fee payable	2,107
Management fees payable	1,340
Capital gains incentive fee payable	865
Unrealized depreciation on unfunded commitments	792
Administration fees payable	526
Other accrued expenses and other liabilities	184
Total Liabilities	406,289
Commitments and Contingencies (Note 5)
Members' Capital
Common Unitholders' Capital (24,348,781 common units issued and outstanding)	489,939
Accumulated underdistributed/(overdistributed) earnings	3,584
Total Members' Capital	493,523
Total Liabilities and Members' Capital	$899,812
Net Asset Value Per Common Unit (Note 10)	$20.27

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the three months ended September 30,	For the period from March 2, 2026 (Inception) to September 30,
	2026	2026
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$21,549	$40,612
Interest income paid-in-kind	890	2,564
Other fee income	62	174
Non-controlled affiliated investments:
Interest income	939	3,573
Interest income paid-in-kind	858	1,326
Total investment income	24,298	48,249
Expenses
Interest and credit facility expenses	5,403	10,538
Net income incentive fees	2,107	4,160
Management fees	1,340	2,627
Organizational costs	110	1,400
Capital gains incentive fees	(1,340)	865
Offering costs	325	519
Administrative fees	201	389
Professional fees	201	322
Directors’ fees	56	131
Other expenses	56	119
Total expenses	8,459	21,070
Expenses reimbursed by Adviser	(248)	(1,088)
Net expenses	8,211	19,982
Net investment income	16,087	28,267
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	(929)	(4,895)
Non-controlled affiliated investments	(4,042)	(4,042)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(6,331)	(13,093)
Non-controlled affiliated investments	584	28,954
Net realized and unrealized (loss) gain on investments	(10,718)	6,924
Net increase in members' capital from operations	$5,369	$35,191
Basic and diluted:
Income per Common Unit	$0.22	$1.57
Weighted average Common Units outstanding	24,348,781	22,479,579

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statement of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	Common Unitholders' Capital	Accumulated Undistributed (Overdistributed) Earnings	Total Members' Capital
Members' Capital at March 2, 2026 (Inception)	$1	$—	$1
Net Increase (Decrease) in Members' Capital Resulting from Operations:
Net investment income	—	12,180	12,180
Net realized loss on investments	—	(3,966)	(3,966)
Net change in unrealized appreciation/(depreciation) on investments	—	21,608	21,608
Distributions to Common Unitholders from:
Distributable earnings	—	(13,589)	(13,589)
Net Increase in Members' Capital Resulting from Capital Activity:
Conversion of DL VIII Units to Common Units Pursuant to Exchange Offer on April 1, 2026	411,797	—	411,797
Capital distributed to DL VIII after completion of Exchange Offer on April 1, 2026	(1)	—	(1)
Total Increase (Decrease) in Members' Capital for the period ended June 30, 2026	411,796	16,233	428,029
Members' Capital at June 30, 2026	411,797	16,233	428,030
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	16,087	16,087
Net realized loss on investments	—	(4,971)	(4,971)
Net change in unrealized appreciation/(depreciation) on investments	—	(5,747)	(5,747)
Distributions to Members from:
Distributable earnings	—	(18,018)	(18,018)
Net Increase in Members’ Capital Resulting from Capital Activity:
Issuance of common units	78,142	—	78,142
Total Increase (Decrease) in Members’ Capital for the three months ended September 30, 2026	78,142	(12,649)	65,493
Members’ Capital at September 30, 2026	$489,939	$3,584	$493,523

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

For the period from March 2, 2026 (Inception) to September 30,
2026
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$35,191
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(273,794)
Interest income paid-in-kind	(3,890)
Proceeds from sales and paydowns of investments	84,888
Net realized loss on investments	8,937
Change in net unrealized (appreciation)/depreciation on investments	(15,861)
Amortization of premium and accretion of discount, net	(5,426)
Amortization of deferred offering costs	519
Amortization of deferred financing costs	667
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,972)
(Increase) decrease in receivable for investment sold	(14)
(Increase) decrease in due from Adviser	(1,034)
(Increase) decrease in prepaid and other assets	30
Increase (decrease) in net income incentive fee payable	(18,671)
Increase (decrease) in capital gains incentive fee payable	865
Increase (decrease) in management fees payable	(692)
Increase (decrease) in interest and credit facility expense payable	3,602
Increase (decrease) in administration fees payable	526
Increase (decrease) in directors' fees payable	(27)
Increase (decrease) in other accrued expenses and other liabilities	(40)
Net cash used in operating activities	(186,196)
Cash Flows from Financing Activities
Distributions to Common Unitholders from distributable earnings	(31,607)
Contributions from Common Unitholders	78,142
Deferred financing costs paid	(5,528)
Offering costs paid	(1,302)
Net cash transferred in Exchange Offer	32,138
Proceeds from credit facilities	220,500
Repayment of credit facilities	(83,300)
Net cash provided by financing activities	209,043
Net increase in cash and cash equivalents	22,847
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$22,847
Supplemental and non-cash financing activities
Interest expense paid	$5,681
Non-cash purchases of investments due to reorganization	$13,225
Non-cash sales of investments due to reorganization	$(13,225)

The accompanying notes are an integral part of these consolidated financial statements.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

1.
Organization and Basis of Presentation

Organization: TCW Direct Lending VIII Perpetual BDC LLC (the “Company”) was formed as a Delaware limited liability company on April 14, 2025. On August 12, 2025, the Company changed its name from TCW Direct Lending VIII Perpetual BDC LLC to TCW Specialty Lending LLC. From time to time, the Company expects to conduct one or more private offerings of its common limited liability company units (the “Units” or “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On March 2, 2026 (“Inception” or “Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1 to TCW Direct Lending VIII LLC (“DL VIII”), an affiliate of the TCW Group, Inc. (“TCW”).

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

On April 1, 2026, the Company completed the exchange offer with DL VIII (the “Exchange Offer”) and, in connection with the completion of the Exchange Offer, the Company entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Investment Advisory and Management Agreement (the “Advisory Agreement”), the Administration Agreement by and between the Company and TCW Asset Management Company LLC (the “Administration Agreement”) and a licensing agreement, each effective as of April 1, 2026.

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

In connection with the completion of the Exchange Offer, DL VIII transferred to the Company a pro rata share of all of the assets, liabilities and related interests held by DL VIII immediately prior to the completion of the Exchange Offer, in proportion to the number of DL VIII Units validly tendered and accepted for exchange, and the Company issued an equivalent number of Common Units to the tendering holders in exchange for the accepted DL VIII Units. DL VIII Units accepted for exchange in the Exchange Offer were canceled upon settlement. The Company had an interfund receivable from DL VIII for cash and investments transferred of $14,748 and $5,846, respectively, and an interfund payable to DL VIII for cash and investments transferred of $5,433 and $12,003 respectively, which were settled during the three months ended September 30, 2026, in connection with cash and investments transferred between the companies during and after the Exchange Offer.

On April 1, 2026, the Company's 6,435,400 outstanding DL VIII Units were converted into 20,589,837 Common Units at a price of $20.00 per unit in connection with the $411,797 of net assets transferred from DL VIII, and the Company distributed the initial seed capital of $1 back to DL VIII.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

1.
Organization and Basis of Presentation (Continued)

Term: The LLC Agreement provides that the Company will continue in existence perpetually unless the Company is dissolved and its affairs wound up in accordance with the Delaware Act or as determined by the Company's board of directors (the “Board” or “Board of Directors”) in accordance with the terms of the LLC Agreement.

On April 1, 2026, the Company commenced its loan origination and investment activities and first issued Units to persons not affiliated with TCW Asset Management Company LLC (the “Adviser” and such date the “Initial Closing Date”).

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

Capital Commitments: On the Inception Date, the Company began accepting subscription agreements from investors for the private sale of its units. As of the date of the Exchange Offer, the Units were converted into Common Units and the Company began accepting subscription agreements from investors for the private sale of its Common Units. As of September 30, 2026, the Company has issued 24,348,781 Common Units for an aggregate offering price of $489,939. Each Common Unitholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”). The sale of the Common Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the Common Unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

On July 1, 2026, the Company received $78,142 from capital call proceeds relating to the issuance of 3,758,944 Common Units.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Common Unitholders as unused capital. As of September 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Common Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Common Unit
Common Unitholder	$831,647	$341,708	58.9%	24,348,781

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to (a) such Common Unitholder’s share of all portfolio investments that are repaid to the Company, or otherwise recouped by the Company, and distributed to the Common Unitholder, in whole or in part, reduced by (b) all re-contributions made by such Common Unitholder. This amount (the “Recallable Amount”) is excluded from the calculation of the accrual based net asset value.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

1.
Organization and Basis of Presentation (Continued)

The Recallable Amount as of September 30, 2026 was $4,912.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the periods presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect TCW’s Private Credit Group (the “Private Credit Group”) to originate a significant amount of investments for the Company with the use of PIK interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended September 30, 2026 and for the period from March 2, 2026 (Inception) to September 30, 2026, PIK interest income earned was $1,748 and $3,890, respectively, representing 7.2% and 8.1%, respectively, of investment income.

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

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company’s Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on the Company’s Consolidated Statement of Operations. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Units (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Common Units. Organizational costs are expensed as incurred and since inception, the Company has incurred $1,400 in organizational costs, of which $110 and $1,400 was expensed during the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, respectively. During the period from March 2, 2026 (Inception) to September 30, 2026, the Company has incurred $1,302 in offering costs of which $783 are deferred offering costs on the Company's Consolidated Statement of Assets and Liabilities, and $325 and $519 have been amortized as an expense for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, respectively.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to provide certain related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable; however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$821,028	$821,028
Equity	40,539	—	5,385	45,924
Cash equivalents	22,410	—	—	22,410
Total	$62,949	$—	$826,413	$889,362

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended September 30, 2026 and for the period from March 2, 2026 (Inception) to September 30, 2026:

	Debt	Equity	Total
Balance, July 1, 2026	$668,460	$5,122	$673,582
Purchases	178,753	—	178,753
Sales and paydowns of investments	(19,508)	—	(19,508)
Amortization of premium and accretion of discount, net	2,899	—	2,899
Net realized loss	(4,971)	—	(4,971)
Net change in unrealized appreciation/(depreciation)	(4,605)	263	(4,342)
Balance, September 30, 2026	$821,028	$5,385	$826,413
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(4,605)	$263	$(4,342)

	Debt	Equity	Total
Balance, March 2, 2026 (Inception)	$—	$—	$—
Purchases, including payments received in-kind	277,684	—	277,684
Sales and paydowns of investments	(84,228)	(13,884)	(98,112)
Investments transferred pursuant to Exchange Offer	637,620	23,395	661,015
Amortization of premium and accretion of discount, net	5,426	—	5,426
Net realized loss	(4,975)	(3,962)	(8,937)
Net change in unrealized appreciation/(depreciation)	(10,499)	(164)	(10,663)
Balance, September 30, 2026	$821,028	$5,385	$826,413
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(10,499)	$(164)	$(10,663)

The Company did not have any transfers between levels during the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$724,739	Income Method	Discount Rate	8.8% to 27.2%	12.2%	Decrease
Debt	$77,823	Market Method	EBITDA Multiple	5.3x to 9.8x	6.3x	Increase
Debt	$6,631	Income Method	Discount Rate	15.7% to 18.0%	16.8%	Decrease
Debt	$11,835	Market Method	Indicative Bid	98.9% to 98.9%	98.9%	Increase
Equity	$5,223	Market Method	EBITDA Multiple	4.6x to 6.0x	5.2x	Increase
Equity	$97	Market Method	Revenue Multiple	1.0x to 1.2x	1.0x	Increase
Equity	$65	Market Method	EBITDA Multiple	5.5x to 6.5x	6.0x	Increase
		Income Method	Revenue Multiple	0.5x to 0.7x	0.6x	Increase

* Weighted based on fair value

As of September 30, 2026, the Company has one equity investment with a fair value of $40,539 which is subject to a contractual sale restriction. The equity investment is subject to both a standard initial public offering lock-up period of six months which expires on November 9, 2026 (the “Standard Lock-up Period”) as well as a special lock-up period of 18 months which expires on November 13, 2027 (the “Special Lock-up Period”). Between the Standard Lock-up Period and Special Lock-up Period, the Company can initiate a secondary transaction; however, the Company does not have the ability to freely trade the equity investment with no restrictions until the end of the Special Lock-up Period unless consent is obtained from the issuer. In accordance with ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, as the restrictions are specific to a contract that the Company is party to and not to all market participants, the restrictions are not taken into account for the measurement of the equity investment’s fair value.

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

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

4.
Agreements and Related Party Transactions (Continued)
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

For the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, Management Fees incurred were $1,340 and $2,627, respectively, and $1,340 remained payable as of September 30, 2026.

In addition, the Adviser receives an incentive fee (the “Incentive Fee”) that consists of two parts, as follows:

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

We pay the Adviser an Incentive Fee quarterly in arrears with respect to our Net Investment Income Before Incentive Fees in each calendar quarter as follows:

(a)
No incentive fee based on Net Investment Income Before Incentive Fees in any calendar quarter in which our Net Investment Income Before Incentive Fees does not exceed the hurdle rate of 1.5% per quarter (6.0% annualized);
(b)
100% of the dollar amount of our Net Investment Income Before Incentive Fees with respect to that portion of such Net Investment Income Before Incentive Fees, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.86% annualized). We refer to this portion of our Net Investment Income Before Incentive Fees (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Net Investment Income Before Incentive Fees as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and
(c)
12.5% of the dollar amount of our Net Investment Income Before Incentive Fees, if any, that exceeds a rate of return of 1.71% (6.86% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Net Investment Income Before Incentive Fees thereafter are payable to the Adviser.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee is based on the Company’s capital gains (the “Capital Gains Incentive Fee”) and is payable at the end of each calendar year in arrears.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

For the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, Net Income Incentive Fees incurred were $2,107 and $4,160, respectively. As of September 30, 2026, the Company's Net Income Incentive Fee payable to the Adviser was $2,107.

For the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, the Company (reversed)/incurred Capital Gains Incentive Fees of ($1,340) and $865, respectively. As of September 30, 2026, the Company's Capital Gains Incentive Fee payable to the Adviser was $865.

Spin-Off Incentive Fee

A spin-off incentive fee was payable to the Adviser in respect of the exchanged units (the “Spin-Off Incentive Fee”) on April 1, 2026, the date on which we first issued Common Units to persons not affiliated with the Adviser (the “Spin-Off Incentive Fee Payment Date”). The Spin-Off Incentive Fee was calculated as of March 31, 2026 (the “Spin-Off Incentive Fee Calculation Date”) and equaled the amount of Incentive Fee that would be payable to the Adviser if (A) all of the Company’s investments were liquidated for their current value as of the Spin-Off Incentive Fee Calculation Date, (B) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (C) the remainder were distributed to Common Unitholders and paid as Incentive Fee. During the period from March 2, 2026 (Inception) to September 30, 2026, the Company paid to the Adviser the Spin-Off Incentive Fee in the amount of $20,778. The Adviser has agreed that promptly following receipt of the Spin-Off Incentive Fee and after payment of any applicable taxes in respect thereof, the Adviser will reinvest an amount equal to the after-tax proceeds of the Spin-Off Incentive Fee in Common Units of the Company.

Organizational and Offering Expense Reimbursement Agreement: On August 12, 2026, the Company and the Adviser entered into an Organizational and Offering Expense Reimbursement Agreement (the “Reimbursement Agreement”), pursuant to which the Company agreed to reimburse the Adviser for payments made by the Adviser on behalf of the Company for Organizational Expenses and offering expenses that exceed 10 basis points of the aggregate Commitments (the “Organizational Expense Limitation”), subject to the terms set forth below and in the Reimbursement Agreement.

(a)
The Company shall bear organizational expenses and offering expenses in connection with the offering of Units in an aggregate amount not to exceed 10 basis points of aggregate Commitments, as in effect from time to time, in accordance with the Company's amended and restated LLC agreement. The Adviser has paid, and may from time to time hereafter pay, Organizational Expenses and offering expenses of the Company that would otherwise cause the aggregate expenses borne by the Company to exceed the Organizational Expense Limitation (each such payment, including the payment made by the Adviser prior to the date hereof, an “Adviser Expense Payment”).
(b)
Each Adviser Expense Payment shall be reimbursable by the Company until, but not after, the date that is three years after the date on which the Adviser Expense Payment was paid by the Adviser, after which any unreimbursed amount shall be permanently waived by the Adviser.
(c)
Following any increase in aggregate Commitments - whether through admission of additional Unitholders or an increase in the Commitment of any existing Member - the Company shall reimburse the Adviser for Adviser Expense Payments previously made, to the extent that, at the time of and after giving effect to such reimbursement, the aggregate organizational expenses and offering expenses in connection with the offering of Units borne by the Company would not exceed the Organizational Expense Limitation, calculated by reference to aggregate Commitments as then in effect.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

4.
Agreements and Related Party Transactions (Continued)

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

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026:

			September 30, 2026
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,845	$19
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	5,082	91
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,273	59
CF Newco, Inc.	Revolver	December 2029	1,421	—
Cinelease, LLC	ABL Term Loan	July 2030	508	27
D&D Buyer, LLC	Revolver	October 2029	725	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	1,293	—
Five Star Buyer, Inc.	Revolver	February 2028	766	199
Helix Sleep, Inc.	Revolver	November 2030	1,388	—
Hoffmaster Group, Inc.	Revolver	February 2028	1,058	6
HOP Energy, LLC	Delayed Draw Term Loan D	December 2027	—	—
HydroSource Midstream, LLC	Revolver	April 2031	991	21
OMS Medical Billing LLC, (OrthoMed)	Revolver	September 2031	10,202	163
OMS Medical Billing LLC, (OrthoMed)	Delayed Draw Term Loan	September 2028	3,401	54
Pallet Logistics of America, LLC	Revolver	November 2029	497	17
Red Robin International, Inc.	Revolver	September 2027	435	—
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,532	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2027	855	—
Sunbelt Holdings, LLC	Revolver	November 2031	1,132	11
Viva 5 Group, LLC	Revolver	May 2030	1,999	20
Voltaris Power, LLC	Revolver	September 2031	8,754	105
Total			$47,157	$792

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

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

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

6.
Members' Capital

The Company’s Common Unit activity for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 was as follows (See Note 1):

	Three months ended September 30,	For the period from March 2, 2026 (Inception) to September 30,
	2026	2026
Common Units at beginning of period	20,589,837	—
Common Units converted from DL VIII Units in connection with the Exchange Offer (see Note 1)	—	20,589,837
Common Units issued during the period (see Note 1)	3,758,944	3,758,944
Common Units issued and committed at end of period	24,348,781	24,348,781

Unit Repurchase Program: The Company does not intend to list its Common Units on a securities exchange, and no public market for the Common Units is expected to develop. Accordingly, the ability of Common Unitholders to sell or otherwise transfer their Common Units is limited.

The Company currently intends to commence a quarterly Common Unit repurchase program no later than the second quarter of 2027, pursuant to which it may offer to repurchase up to 5% of the Common Units outstanding as of the end of the prior calendar quarter. Repurchases, if offered, are expected to be conducted through tender offers at a price equal to the NAV per Common Unit as of the last calendar day of the applicable quarter. Common Units that have been outstanding for less than one year may be subject to an early repurchase deduction of up to 2% of NAV, which may be waived in limited circumstances and is retained for the benefit of remaining Common Unitholders. The Company intends to conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act.

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

No deemed distributions and contributions were processed during the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

Borrowings under the Credit Facility bear interest at a fluctuating rate of interest per annum equal to SOFR plus the facility margin of 2.10% per annum. The obligations under the Credit Facility are secured by TCW SL Financing LLC’s assets, including its portfolio investments and cash, and the Credit Agreement contains customary terms and conditions, including customary covenants, borrowing base provisions, events of default and remedies. Under the Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes events of default that are customary for similar credit facilities. Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the 1940 Act. The Asset Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2026, the Company was in compliance with such covenants.

A summary of amounts outstanding and available under the Credit Facility as of September 30, 2026 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Credit Facility – September 30, 2026	$625,000	$399,551	$54,950
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2026, borrowings under the Asset Based Credit Facility consisted of $262,351 of Term Loans and $137,200 of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan. The Company incurred $5,538 in financing costs related to the Credit Agreement.

As of September 30, 2026, $2,684 of deferred financing costs related to the revolving credit lines had yet to be amortized and $2,684 of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

As of September 30, 2026
Principal amount outstanding on Term Loan	$262,351
Deferred financing costs	(2,684)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$259,667

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

7.
Credit Facilities (Continued)

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 was as follows:

	Three months ended September 30,	For the period from March 2, 2026 (Inception) to September 30,
	2026	2026
Credit Facilities interest expense	$4,600	$8,938
Undrawn commitment fees	426	860
Administrative fees	60	73
Amortization of deferred financing costs	317	667
Total	$5,403	$10,538
Weighted average interest rate	5.86%	5.81%
Average outstanding balance	$307,209	$302,561

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

As of September 30, 2026, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

September 30, 2026
Cost of investments for federal income tax purposes	$850,299
Unrealized appreciation	$31,545
Unrealized depreciation	$(14,892)
Net unrealized appreciation on investments	$16,653

The Company's investment in HydroSource Holdings, LLC warrant is held through TCW DL HDR MID-SL LLC, a wholly owned subsidiary of the Company. The fair value of such equity investment as of September 30, 2026 is net of a $505 deferred tax liability recorded by TCW DL HDR MID-SL LLC. TCW DL HDR MID-SL LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

9.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations, changes in members' capital from Company Common Unit transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as net assets, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

10.
Financial Highlights

Selected data for a Common Unit outstanding throughout the period from March 2, 2026 (Inception) to September 30, 2026 is presented below.

For the period from March 2, 2026 (Inception) to September 30,
2026
Net Asset Value Per Unit, Beginning of Period(1)	$100.00
Distribution of capital and units to DL VIII upon completion of Exchange Offer(1)	(100.00)
Net Asset Value Per Common Unit upon Conversion from DL VIII Units	20.00
Income from Investment Operations:
Net investment income(2)	1.25
Net realized and unrealized gain(2)	0.42
Total income from investment operations	1.67
Less Distributions:
From net investment income(3)	(1.40)
Total distributions	(1.40)
Net Asset Value Per Common Unit, End of Period	$20.27
Common Unitholder Total Return(4)(5)	8.35%
Common Unitholder IRR before incentive fees(6)	19.02%
Common Unitholder IRR(6)	16.55%
Ratios and Supplemental Data:
Members' Capital, end of period	$493,523
Common Units outstanding, end of period	24,348,781
Ratios based on average net assets of Members' Capital:
Ratio of total expenses to average net assets(7)	8.58%
Expense reimbursed by Investment Adviser(5)	(0.23)%
Ratio of net expenses to average net assets(7)	8.35%
Ratio of financing cost to average net assets(5)	2.26%
Ratio of net investment income to average net assets(7)	12.24%
Ratio of net income incentive fees to average net assets(8)	1.78%
Ratio of capital gains incentive fees to average net assets(8)	0.37%
Credit facility payable	399,551
Asset coverage ratio	2.24
Portfolio turnover rate(5)	11.45%

(1)
Amounts are calculated based on the 10 units issued to DL VIII in connection with the initial seed capital of $1 which was returned to DL VIII upon completion of the Exchange Offer.
(2)
For the period from March 2, 2026 (Inception) to September 30, 2026, net investment income and net realized and unrealized gain amounts per unit were calculated based on the 20,589,837 units outstanding during the period from Inception to June 30, 2026 and the 24,348,781 units outstanding during the three months ended September 30, 2026, respectively.
(3)
Distributions per unit were calculated based on the 20,589,837 and 24,348,781 outstanding units at the time of distribution.
(4)
The Total Return for the period from March 2, 2026 (Inception) to September 30, 2026 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Common Unitholders during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
Not annualized.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

10.
Financial Highlights (Continued)

(6)
The Internal Rate of Return ("IRR") since inception for the Common Unitholders, after management fees, financing costs and operating expenses, but before incentive fees is 19.02%. The IRR since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 16.55% through September 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Common Unitholders (contributions from and distributions to the Common Unitholders) and the net assets at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(7)
Annualized except for organizational costs.
(8)
Annualized.

TCW SPECIALTY LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 1, 2026, the Company received $165,000 from capital call proceeds relating to the issuance of 8,140,552 Common Units.

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
•
conflicts of interest may arise between the Adviser, certain affiliates of the Adviser and certain of our portfolio companies;
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
•
the risks artificial intelligence poses to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Company's Amended Registration Statement on Form 10-12G/A that we filed with the SEC on March 31, 2026 and in this report.

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

We are an externally managed management investment company, that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

On April 1, 2026, we completed the Exchange Offer and, in connection with the completion of the Exchange Offer, we entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Investment Advisory and Management Agreement (the “Advisory Agreement”), and the Administration Agreement (the “Administration Agreement”) by and between us and TCW Asset Management Company LLC and a licensing agreement, each effective as of April 1, 2026.

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

On April 1, 2026, our 6,435,400 outstanding DL VIII Units were converted into 20,589,837 of Common Units at a price of $20.00 per unit in connection with the $411.8 million of net assets transferred from DL VIII. On July 1, 2026, we received $78.1 million from capital call proceeds relating to the issuance of 3,758,944 Common Units.

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

As of September 30, 2026, we have sold 24,348,781 Common Units for an aggregate offering price of $489.9 million. Each Common Unitholder is obligated to contribute capital equal to their Commitment. The sale of the Common Units was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the Common Unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

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

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of a total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an investment vehicle. While we invest primarily in U.S. companies, there are certain instances where we invest in companies domiciled elsewhere.

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

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including us, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for us. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended, or with its compliance as a registered investment adviser thereunder.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company’s Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on our Consolidated Statement of Operations. We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Units (in aggregate, the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Common Units. Since inception, we have expensed $1.4 million in organizational costs, of which $0.1 million and $1.4 million was expensed during the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, respectively. During the period from March 2, 2026 (Inception) to September 30, 2026, we incurred $1.3 million in offering costs, of which $0.8 million are deferred offering costs on our Consolidated Statement of Assets and Liabilities, and $0.3 million and $0.5 million have been amortized as an expense for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, respectively.

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable; however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, PIK interest income earned was $1.7 million and $3.9 million, respectively, representing 7.2% and 8.1%, respectively, of investment income.

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

Investment Activity

As of September 30, 2026, our portfolio consisted of 66 debt investments and five equity investments. Based on fair values as of September 30, 2026, our portfolio was 94.7% invested in debt investments which were all senior secured term loans and revolving loans and 5.3% invested in equity investments which were common units and warrants. Debt investments in one portfolio company were on non-accrual status as of September 30, 2026, representing 0.3% and 0.4% of our portfolio's fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2026:

Industry	Percent of Total Investments
Electrical Equipment	9%
Building Products	7%
Hotels, Restaurants & Leisure	7%
Specialty Retail	6%
Personal Care Products	6%
Commercial Services & Supplies	6%
Containers & Packaging	6%
Leisure Products	5%
Health Care Providers & Services	5%
Energy Equipment & Services	5%
Food Products	4%
Oil, Gas & Consumable Fuels	3%
Construction & Engineering	3%
Metals & Mining	3%
Professional Services	3%
Health Care Equipment & Supplies	3%
Information Technology Services	2%
Consumer Durables & Apparel	2%
Machinery	2%
Ground Transportation	2%
Automobile Components	2%
Software	2%
Household Durables	2%
Paper & Forest Products	1%
Consumer Discretionary Textiles, Apparel & Luxury Goods	1%
Electronic Equipment, Instruments & Components	1%
Trading Companies & Distributors	1%
Transportation Infrastructure	1%
Total	100%

Interest income, including interest income paid-in-kind, was $24.2 million and $48.1 million for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026, respectively.

Results of Operations

Our operating results for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 were as follows (dollar amounts in thousands):

	For the three months ended September 30,	For the period from March 2, 2026 (Inception) to September 30,
	2026	2026
Total investment income	$24,298	$48,249
Net expenses	8,211	19,982
Net investment income	16,087	28,267
Net realized loss on investments	(4,971)	(8,937)
Net change in unrealized appreciation/(depreciation) on investments	(5,747)	15,861
Net increase in Members' Capital from operations	$5,369	$35,191

Total investment income

Total investment income for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 was $24.3 million and $48.2 million, respectively, and was attributable to our portfolio of debt investments, which comprised of 66 debt investments as of September 30, 2026.

Total Expenses

Expenses for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 were as follows (dollar amounts in thousands):

	For the three months ended September 30,	For the period from March 2, 2026 (Inception) to September 30,
	2026	2026
Expenses
Interest and credit facility expenses	$5,403	$10,538
Net income incentive fees	2,107	4,160
Management fees	1,340	2,627
Organizational costs	110	1,400
Capital gains incentive fees	(1,340)	865
Offering costs	325	519
Administrative fees	201	389
Professional fees	201	322
Directors’ fees	56	131
Other expenses	56	119
Total expenses	8,459	21,070
Expenses reimbursed by Adviser	(248)	(1,088)
Net expenses	$8,211	$19,982

Our total expenses for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 were $8.5 million and $21.1 million, respectively, and were primarily due to our commencement of investment and borrowing activity during the second quarter of fiscal year 2026. Our total expenses for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 included capital gains incentive fees of $(1.3) million and $0.9 million, net income incentive fees of $2.1 million and $4.2 million, management fees attributed to the Adviser of $1.3 million and $2.6 million and interest and credit facility expenses of $5.4 million and $10.5 million, respectively.

Net investment income

Net investment income for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 was $16.1 million and $28.3 million, respectively, and was primarily due to the commencement of investment and borrowing activity during the second quarter of fiscal year 2026.

Net realized loss on investments

During the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 we recognized $5.0 million and $8.9 million in realized losses on investments. Our net realized loss during the three months ended September 30, 2026 was primarily due to the disposition of our Hop Energy, LLC Term Loan.Our net realized loss during the period from March 2, 2026 (Inception) to September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Hop Energy, LLC	Term Loan	$(4,975)
HydroSource Logistics, LLC	Warrant, expires 4/4/34	(4,041)	*
CSAT Investment Holdings, LLC	Warrant, expires 3/1/32	80
All others	Various	(1)
Net realized loss		$(8,937)

*A portion of the HydroSource Logistics, LLC warrants was relinquished as part of the equity restructuring ahead of the EagleRock Land LLC initial public offering.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 was ($5.7) million and $15.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Mark Andy, Inc.	Term Loan	$1,970
HydroSource Holdings, LLC	Warrant, expires 4/30/2036	1,104
Hop Energy, LLC	Term Loan	513
SUP Parent Holdings, LLC	Common Units	(790)
Great Kitchens Food Company, Inc.	Term Loan	(877)
Five Star Buyer, Inc.	Term Loan	(2,057)
Fenix Intermediate LLC	Term Loan B	(4,772)
All others	Various	(838)
Net change in unrealized appreciation/(depreciation)		$(5,747)

Our net change in unrealized appreciation/(depreciation) for the period from March 2, 2026 (Inception) to September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
EagleRock Land LLC	Class A Units	$27,314
HydroSource Holdings, LLC	Warrant, expires 4/30/2036	1,436
The HC Companies, Inc.	Term Loan	(534)
ConnectAmerica.com, LLC	Last Out Term Loan	(550)
Cinelease, LLC	Warrant, expires 7/31/35; ABL Term Loan	(1,380)
SUP Parent Holdings, LLC	Common Units	(1,020)
Signature Brands, LLC	Term Loan	(1,484)
Five Star Buyer, Inc.	Term Loan	(2,120)
Fenix Intermediate LLC	Term Loan B	(5,446)
All others	Various	(355)
Net change in unrealized appreciation/(depreciation)		$15,861

Net increase in Members' Capital from operations

Our net increase in Members’ Capital from operations during the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 was $5.4 million and $35.2 million, respectively, and was primarily due to the commencement of investment and borrowing activity during the second quarter of fiscal year 2026.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2026, we have sold 24,348,781 Common Units for an aggregate offering price of $489.9 million. We commenced operations during the three months ended March 31, 2026. We generate cash from (1) drawing down capital in respect of Common Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Common Unitholders.

As of September 30, 2026, aggregate Commitments, Undrawn Commitments and subscribed for Common Units of the Company were as follows (dollar amounts in thousands):

September 30, 2026
Commitments	$831,647
Undrawn commitments	$341,708
Percentage of commitments funded	58.9%
Common Units	24,348,781

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

Borrowings under the Credit Facility bear interest at a fluctuating rate of interest per annum equal to SOFR plus the facility margin of 2.10% per annum. The obligations under the Credit Facility are secured by TCW SL Financing LLC’s assets, including its portfolio investments and cash, and the Credit Agreement contains customary terms and conditions, including customary covenants, borrowing base provisions, events of default and remedies. Under the Credit Facility, the Borrower has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes events of default that are customary for similar credit facilities. Borrowings of the Borrower are non-recourse to us but are considered borrowings of ours for purposes of complying with the asset coverage requirements under the 1940 Act. The Asset Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2026, we were in compliance with such covenants.

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2026 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Credit Facility – September 30, 2026	$625,000	$399,551	$54,950
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2026, borrowings under the Asset Based Credit Facility consisted of $262.4 million of Term Loans and $137.2 million of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan. We incurred $5.5 million in financing costs related to the Credit Agreement.

As of September 30, 2026, $2.7 million of deferred financing costs related to the revolving credit lines had yet to be amortized and $2.7 million of deferred financing costs related to the Term Loan had yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows (dollar amounts in thousands):

As of September 30, 2026
Principal amount outstanding on Term Loan	$262,351
Deferred financing costs	(2,684)
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$259,667

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended September 30, 2026 and the period from March 2, 2026 (Inception) to September 30, 2026 was as follows (dollar amounts in thousands):

	Three months ended September 30,	For the period from March 2, 2026 (Inception) to September 30,
	2026	2026
Credit Facilities interest expense	$4,600	$8,938
Undrawn commitment fees	426	860
Administrative fees	60	73
Amortization of deferred financing costs	317	667
Total	$5,403	$10,538
Weighted average interest rate	5.86%	5.81%
Average outstanding balance	$307,209	$302,561

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 (dollar amounts in thousands):

			September 30, 2026
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation
ADAN-B LLC (24 Hour Fitness)	Revolver	December 2030	$1,845	$19
Axvor Intermediate, LLC (DQS)	Delayed Draw Term Loan	December 2026	5,082	91
Axvor Intermediate, LLC (DQS)	Revolver	March 2031	3,273	59
CF Newco, Inc.	Revolver	December 2029	1,421	—
Cinelease, LLC	ABL Term Loan	July 2030	508	27
D&D Buyer, LLC	Revolver	October 2029	725	—
D&D Buyer, LLC	5th Amendment Delayed Draw Term Loan	February 2028	1,293	—
Five Star Buyer, Inc.	Revolver	February 2028	766	199
Helix Sleep, Inc.	Revolver	November 2030	1,388	—
Hoffmaster Group, Inc.	Revolver	February 2028	1,058	6
HOP Energy, LLC	Delayed Draw Term Loan D	December 2027	—	—
HydroSource Midstream, LLC	Revolver	April 2031	991	21
OMS Medical Billing LLC, (OrthoMed)	Revolver	September 2031	10,202	163
OMS Medical Billing LLC, (OrthoMed)	Delayed Draw Term Loan	September 2028	3,401	54
Pallet Logistics of America, LLC	Revolver	November 2029	497	17
Red Robin International, Inc.	Revolver	September 2027	435	—
RPM Purchaser, Inc.	Delayed Draw Term Loan B	November 2026	1,532	—
Signature Brands, LLC	9th Amendment Delayed Draw Term Loan A	November 2027	855	—
Sunbelt Holdings, LLC	Revolver	November 2031	1,132	11
Viva 5 Group, LLC	Revolver	May 2030	1,999	20
Voltaris Power, LLC	Revolver	September 2031	8,754	105
Total			$47,157	$792

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

Interest Rate Risk. As of September 30, 2026, 99% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$25,742	$12,153	$13,589
Up 200 basis points	17,161	8,102	9,059
Up 100 basis points	8,581	4,051	4,530
Down 100 basis points	(8,549)	(4,051)	(4,498)
Down 200 basis points	(16,599)	(8,102)	(8,497)
Down 300 basis points	(19,804)	(12,153)	(7,651)

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

On April 1, 2026, our 6,435,400 outstanding Units were converted into 20,589,837 of Common Units at a price of $20.00 per unit in connection with the $411.8 million of net assets transferred from DL VIII. On July 1, 2026, we received $78.1 million from capital call proceeds relating to the issuance of 3,758,944 Common Units.

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

10.6

Custody Agreement, by and between TCW Specialty Lending LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.7

Subscription Agreement and Investor Questionnaire (Institutional) (incorporated by reference to Exhibit 10.7 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.8

Subscription Agreement and Investor Questionnaire (Individual) (incorporated by reference to Exhibit 10.8 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 31, 2026)

10.9

Organizational and Offering Expense Reimbursement Agreement dated August 12, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2026)

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

TCW SPECIALTY LENDING LLC
Date: November 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: November 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer